Form 10QSB
period 1996-03-31
PLANET POLYMER TECHNOLOGIES INC
filed 1996-05-15
CIK 896861

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                        For Quarterly Period Ended March 31, 1996


         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission File Number: 0-26054

         PLANET POLYMER TECHNOLOGIES, INC.
         ---------------------------------------------------------------------------------------------------------
         (Exact name of small business issuer as specified in its character)

         CALIFORNIA                                                                           33-0502606
         ---------------------------------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)         I.R.S. Employer Identification No.

         9985 Businesspark Ave., Suite A, San Diego, California                                92131
         ---------------------------------------------------------------------------------------------------------
         (Address of principal executive offices)                                             (Zip Code)

         (619) 549-5130
         ---------------------------------------------------------------------------------------------------------
         (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          /X/  YES                         / /   NO

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

         Class                              Outstanding at March 31, 1996
         -----                              -----------------------------
         Common Stock, no par value         5,260,664

                        PLANET POLYMER TECHNOLOGIES, INC.
                          FORM 10-QSB QUARTERLY REPORT
                          QUARTER ENDED MARCH 31, 1996

                                      INDEX

                                                                                              PAGE NO.
                                                                                              --------
PART I - FINANCIAL INFORMATION

         Item 1            Balance Sheet (Unaudited)
                           March 31, 1996                                                         2

                           Statements of Operations (Unaudited)
                           Three Months Ended March 31, 1996 and 1995                             3

                           Statements of Cash Flows (Unaudited)
                           Three Months Ended March 31, 1996 and 1995                             4

                           Statements of Shareholders' Equity (Unaudited)
                           Three Months Ended March 31, 1996 and 1995                             5

                           Notes to Unaudited Financial Statements                                6

         Item 2            Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                          8

PART II - OTHER INFORMATION

         Item 1            Legal Proceedings                                                     10

         Item 2            Changes in Securities                                                 10

         Item 3            Defaults upon Senior Securities                                       10

         Item 4            Submission of Matters to a vote of Security Holders                   10

         Item 5            Other Information                                                     10

         Item 6            Exhibits and Reports on Form 8K                                       10

SIGNATURES                                                                                       11

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                        PLANET POLYMER TECHNOLOGIES, INC.
                                  BALANCE SHEET
                                 MARCH 31, 1996
                                   (UNAUDITED)


                                     ASSETS

Current assets:
         Cash and cash equivalents                                 $    352,875
         Investments                                                  2,791,604
         Accounts receivable                                            539,696
         Inventories                                                    319,002
         Prepaid expenses                                                68,034
                                                                   ------------

               Total current assets                                   4,071,211

         Property & equipment, net                                      933,115
         Goodwill, net                                                  610,036
         Patents and other, net                                         410,133
                                                                   ------------


               Total assets                                        $  6,024,495
                                                                   ============

                                    LIABILITIES

Current liabilities:
         Accounts payable and accrued expenses:
           Trade                                                   $    304,826
           Related party                                                 12,976
         Current portion of long term debt                              136,291
         Note payable                                                    10,417
                                                                   ------------
                                                                        464,510

Long term debt                                                          273,728
                                                                   ------------
               Total liabilities                                        738,238

Shareholders' equity:
         Preferred stock, no par value, 5,000,000 shares
           authorized, no shares outstanding                               --
         Common stock, no par value, 20,000,000 shares
           authorized, 5,260,664 shares issued and
           outstanding                                               10,800,458
         Accumulated deficit                                         (5,514,201)
                                                                   ------------
               Total shareholders' equity                             5,286,257
                                                                   ------------
               Total liabilities and shareholders' equity          $  6,024,495
                                                                   ============



     The accompanying notes are an integral part of the financial statements

                        PLANET POLYMER TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended March 31,
                                                         1996                1995
                                                      -----------         -----------
         Development revenues                         $    23,270         $    86,121
         Product sales                                    671,524                --
                                                      -----------         -----------
                  Total revenue                           694,794              86,121
                                                      -----------         -----------

         Operating expenses:
                  Cost of product sales                   423,702                --
                  General & administrative                931,720              99,814
                  Marketing                               328,464             125,058
                  Research & development                  215,836             134,940
                                                      -----------         -----------
                                                        1,899,722             359,812
                                                      -----------         -----------

         Loss from operations                          (1,204,928)           (273,691)

         Other income, net                                 31,840               4,139
                                                      -----------         -----------

         Net loss                                     $(1,173,088)        $  (269,552)
                                                      ===========         ===========

         Net loss per share                           $     (0.22)        $     (0.06)
                                                      ===========         ===========

         Shares used in per share computations          5,260,664           4,266,670
                                                      ===========         ===========









     The accompanying notes are an integral part of the financial statements

                        PLANET POLYMER TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Three Months Ended March 31,
                                                                              1996              1995
                                                                          -----------         ---------
Cash flows from operating activities:
         Net loss                                                         $(1,173,088)        $(269,552)
         Adjustments to reconcile net
           loss to net cash used by
           operating activities
           Depreciation                                                        39,098             8,052
           Amortization of intangibles                                         21,517            10,447
           Non-cash charge to compensation                                    592,370
         Change in assets and liabilities:
              Accounts receivable                                             (68,162)           20,626
              Inventories                                                     (32,924)            9,566
              Prepaid expenses and other assets                                 5,518            (1,021)
              Accounts payable & accrued expenses                            (365,300)          (31,392)
                                                                          -----------         ---------
                Net cash used by operating activities                        (980,971)         (253,274)
                                                                          -----------         ---------

Cash flows from investing activities:
         Purchases of property and equipment                                  (30,817)          (48,354)
         Cost of patents, license and trademarks                              (12,597)          (12,081)
         Acquisition of subsidiary, net of cash acquired                     (803,945)
         Sales (purchases) of investments, net                             (1,054,654)          137,964
                                                                          -----------         ---------
                Net cash provided (used) by  investing activities          (1,902,013)           77,529
                                                                          -----------         ---------

Cash flows from financing activities:
         Proceeds from issuance of common  stock, net of costs                   --              44,003
         Payments on note payable                                             (10,417)             --
         Payments on long term debt                                           (11,195)             --
                                                                          -----------         ---------
                Net cash provided (used) by financing activities              (21,612)           44,003
                                                                          -----------         ---------

                Net decrease in cash and cash equivalents                  (2,904,596)         (131,742)

Cash and cash equivalents at beginning of period                            3,257,471           558,007
                                                                          -----------         ---------

Cash and cash equivalents at end of period                                $   352,875         $ 426,265
                                                                          ===========         =========

Supplemental disclosure of non-cash activity:
         Stock issued in connection with acquisition of subsidiary            508,069



     The accompanying notes are an integral part of the financial statements

                        PLANET POLYMER TECHNOLOGIES, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                  Common Stock                  Accumulated
                                         ------------------------------
                                           Shares              Amount             Deficit              Total
                                           ------              ------             -------              -----
Balance at December 31, 1994              3,886,183           3,547,973         $(2,334,733)        $1,213,240
Issuance of common stock, net                 7,936              44,003                                 44,003
Net loss for the three months
  ended March 31, 1995                                                             (269,552)          (269,552)
                                         ----------         -----------         -----------         ----------

Balance at March 31, 1995                 3,894,119           3,591,976          (2,604,285)           987,691
                                         ==========         ===========         ===========         ==========



Balance at December 31, 1995              5,163,889           9,700,019         $(4,341,113)        $5,358,906
Issuance of common stock, net                96,775             508,069                                508,069
Fair value of stock options granted
  to an outside consultant                                      592,370                                592,370
Net loss for the three months
  ended March 31, 1996                                                           (1,173,088)        (1,173,088)
                                         ----------         -----------         -----------         ----------
Balance at March 31, 1996                 5,260,664          10,800,458          (5,514,201)         5,286,257
                                         ==========         ===========         ===========         ==========











     The accompanying notes are an integral part of the financial statements

                        PLANET POLYMER TECHNOLOGIES, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of Planet Polymer Technologies, Inc. (the "Company" or "Planet") have been prepared in accordance with the interim reporting requirements of Form 10-QSB, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of results that may be expected for the year ended December 31, 1996. For additional information, refer to the Company's financial statements and notes thereto for the year ended December 31, 1995 contained in the Company's Form 10-KSB for the fiscal year ended December 31, 1995 and the financial statements of Deltco of Wisconsin, Inc. ("Deltco") for the year ended December 31, 1995, contained in the Company's Current Report on Form 8K and Current Report on Form 8-K/A filed with the Commission on January 5, 1996 and March 15, 1996, respectively.

2.  ACQUISITION

Effective January 1, 1996, the Company acquired all the outstanding capital stock of Deltco, a Wisconsin corporation, from the sole stockholder of Deltco, pursuant to the terms of a Purchase and Sale Agreement dated as of January 1, 1996 (the "Agreement"). This transaction was accounted for as a purchase.

Pursuant to the Agreement, the Company paid the sole stockholder of Deltco, $1,125,000 and issued 96,775 shares of restricted Common Stock of the Company valued at approximately $508,000 based on a discounted stock price at January 4, 1996, the date of announcement of the transaction. The purchase agreement also specified target net worth and cash balances at the date of transaction. The excess net worth of approximately $36,000 reduced by $24,000 due from the seller brought the total purchase price to approximately $1,646,000. The
Company paid the cash portion of the purchase price out of its available cash reserves. The stock portion of the purchase price was paid with newly issued shares of the Company's Common Stock, which were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. The purchase price was allocated to the tangible assets (which included approximately $334,000 of cash) and liabilities based on fair market value at the purchase date. The remaining amount, approximately $617,000, was recorded as goodwill which will be amortized over 20 years.

In addition, the Agreement provides for contingent payments to the President of Deltco based on performance criteria for each of the years ended December 31, 1996 and 1997.

As a result of this acquisition, the Company is no longer considered a development stage enterprise as of January 1, 1996.

Supplemental Pro Forma Results of Operations

The following unaudited pro forma information presents the consolidated results of operations for the three months ended March 31, 1995, as if the acquisition had occurred at the beginning of the period and does not purport to be indicative of what would have occurred had the acquisition actually been made as of such date or of results which may occur in the future.

              Total revenue ......................        $  879,658
              Income from continuing operations ..            14,511
              Net income .........................            16,407
              Earnings per share .................        $    0.004
              Shares used in per share computation         4,363,445

                        PLANET POLYMER TECHNOLOGIES, INC.
              NOTES TO UNAUDITED FINANCIAL STATEMENTS - (CONTINUED)


3.  SHAREHOLDERS' EQUITY

Options

On January 31, 1996, the Company's Board of Directors granted non-statutory stock options to purchase 66,137 shares of Common Stock at an exercise price of $6.00 per share and 27,863 shares of Common Stock at an exercise price of $5.10 per share to an outside consultant of the Company. These options were fully-vested as of the date of the grant and expire on January 30, 2004. In connection with this transaction, the Company recorded a charge to income of approximately $592,000 based on the Black Scholes option-pricing model. As of March 31, 1996, none of these options have been exercised.

On January 31, 1996, the Company's Board of Directors granted non-statutory stock options to acquire an aggregate of 312,620 shares of Common Stock at an exercise price of $8.125 per share to directors and employees under the 1995 Stock Option Plan. These options were fully vested as of the date of the grant and expire on January 30, 2004. As of March 31, 1996, none of these options have been exercised.

On January 31, 1996, a previously granted incentive stock option to purchase 50,000 shares of Common Stock was terminated in accordance with its terms, prior to the vesting of any shares subject to such option.

On February 1, 1996, the Company's Board of Directors granted incentive stock options to acquire 5,000 shares of Common Stock at an exercise price of $8.125 per share to employees under the 1995 Stock Option Plan. These options vest one year from the grant date and expire on January 31, 2004. As of March 31, 1996, none of these options have been exercised.

                         PART I - FINANCIAL INFORMATION
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                        PLANET POLYMER TECHNOLOGIES, INC.

OVERVIEW

Except for the historical information contained herein, the discussion of this report contains forward looking statements that involve certain risks and uncertainties. The Company's actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Company's Form 10-KSB for the fiscal year ended December 31, 1995 in "Item 1 - Description of Business," including the section therein entitled "Risk Factors," and "Item 6
- - - Management's Discussion and Analysis of Financial Condition and Results of Operations."

Planet Polymer Technologies, Inc. (the "Company" or "Planet") emerged from the development stage as a result of its acquisition of Deltco of Wisconsin, Inc. ("Deltco"), effective January 1, 1996. Prior to this acquisition, substantially all of the Company's resources had been devoted to the development and commercialization of its seven Enviroplastic technologies and products.

Deltco is a manufacturer and reprocessor of thermoplastic scrap resins located in Ashland, Wisconsin. The Company intends to continue to use Deltco's plant, equipment and other physical property in the manner in which it was used prior to the acquisition. In addition, the Company plans to leverage its Enviroplastic technologies and sales and marketing expertise with Deltco's manufacturing experience.

Planet has incurred operating losses since inception and has an accumulated deficit as March 31, 1996 of approximately $5.5 million. Pending commercial deployment of and related volume orders for the Company's Enviroplastic products, the Company expects to incur additional losses.


RESULTS OF OPERATIONS

Three months ended March 31, 1995 and 1996

The Company's revenues increased from approximately $86,000 during the three months ended March 31, 1995 to approximately $695,000 during the three months ended March 31, 1996. This increase primarily reflects the acquisition by Planet of Deltco, offset by the Company's continued focus on internally-funded, rather than customer-funded, product development of the Company's Enviroplastic products during the three months ended March 31, 1996. The Company will continue to participate in customer-funded development when appropriate, but believes internally-funded development is advantageous as to certain technologies and applications.

General and administrative expenses increased by approximately $832,000 for the three months ended March 31, 1996 compared to the three months ended March 31, 1995. This increase is primarily attributable to a $592,370 one time, non-cash compensation expense for the fair value of options granted to an outside consultant during the quarter. In addition, increased expenditures related to the build-up of administrative infrastructure in anticipation of commercial scale-up, activities associated with the Company's status as a public company and the related reporting requirements, and the acquisition of Deltco contributed to the increase.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        PLANET POLYMER TECHNOLOGIES, INC.


RESULTS OF OPERATIONS, CONTINUED

Marketing expenses increased approximately $203,000 for the three months ended March 31, 1996 compared to the three months ended March 31, 1995. This increase is attributable to the addition of sales and marketing personnel, efforts focused on increasing Deltco's customer base, and efforts focused on establishing international joint ventures, in anticipation of the commercialization of the Company's products.

The Company's research and development expenses have increased approximately $81,000 for the three months ended March 31, 1996 compared to the three months ended March 31, 1995. This increase is due to accelerated efforts spent on refining the Company's hydrodegradable and compostable products and related production trials.

Research and development and marketing expenses are expected to increase significantly in the future as the Company's Enviroplastic products are commercialized and continued efforts are focused on Deltco's resins. General and administrative expenses are not expected to increase significantly in the next 12 months.

The Company's net loss increased from approximately $270,000 for the three months ended March 31, 1995 to approximately $1,173,000 for the three months ended March 31, 1996. This increase was due primarily to a $592,370 one time, non-cash compensation expense for the fair value of options granted to an outside consultant during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, Planet has financed its operations primarily through the private sale of equity securities and revenue from customer development agreements. The Company has raised approximately $4 million (net of issuance costs) from the private sale of Common Stock and exercise of warrants to purchase Common Stock. In September 1995 the Company completed its initial public offering in which it sold an aggregate of 1,150,000 shares of Common Stock to the public and received net proceeds of approximately $5.6 million. In January 1996, the Company used $1,125,000 in cash and issued 96,775 shares of restricted Common Stock valued at approximately $508,000 to acquire Deltco in a purchase transaction. In connection with the purchase, the Company now has one outstanding debt agreement related to a Small Business Administration loan secured by Deltco. As of March 31, 1996 the loan balance was approximately $410,000. The Company has no material commitments for capital expenditures.

The Company has used approximately $981,000 for operations for the three months ended March 31, 1996. Such funds have been used for research and development activities, marketing efforts and administrative support.

The Company has used approximately $1.9 million for investing activities for the three months ended March 31, 1965. Such funds were used primarily to purchase Deltco as well as to purchase short term investments for cash reserves.

The Company believes that the proceeds generated from its initial public offering together with existing sources of liquidity and anticipated revenue, including revenues generated from Deltco, will satisfy the Company's projected working capital and other cash requirements through at least the next 12 months. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operating expenses will not result in the expenditure of such resources before such time. The Company expects that it will need to raise substantial additional funds to establish large-scale manufacturing capabilities. The Company intends to seek additional funding from existing and potential customers or through public or private equity or debt financing. There can be no assurance that additional financing will be available on acceptable terms, or at all.

                           PART II - OTHER INFORMATION

                        PLANET POLYMER TECHNOLOGIES, INC.


         ITEM 1 - Legal Proceedings:
                  None

         ITEM 2 - Changes in Securities:
                  None

         ITEM 3 - Defaults upon Senior Securities:
                  None

         ITEM 4 - Submission of Matters to a Vote of Security Holders:
                  None

         ITEM 5 - Other Information:
                  None

         ITEM 6 - Exhibits and Reports on Form 8-K:

                  (a) 1. Financial Statements.  Financial statements are
                         included as Part I, Item 1 of this report.

                      2. Financial Statement Schedules.  All schedules are
                         omitted since the required information is not present or is not present in amounts sufficient to require a submission of the schedules, or because the information required is included in the financial statements and notes thereto.

                      3. Exhibits.

                         Exhibit Number                Description
                         --------------                -----------

                              27.1                 Financial Data Schedule

                  (b) Reports on Form 8-K. On January 5, 1996, the Company filed a Current Report on Form 8-K to report the acquisition of Deltco of Wisconsin, Inc. On March 15, 1996, the Company filed a Current Report on Form 8-K/A (Amendment No. 1) to file audited financial statements for Deltco for the fiscal years ended December 31, 1994 and 1995.

                        PLANET POLYMER TECHNOLOGIES, INC.


                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 14, 1996               Planet Polymer Technologies, Inc.


                                  /s/ Robert J. Petcavich
                                  -------------------------------------------
                                  Robert J. Petcavich
                                  President, Chief Executive Officer and
                                  Director
                                  (Principal Financial and Accounting Officer)