Form 10QSB
period 1996-06-30
PLANET POLYMER TECHNOLOGIES INC
filed 1996-08-05
CIK 896861

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                        For Quarterly Period Ended June 30, 1996

         [   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES AND EXCHANGE ACT OF 1934


                         Commission File Number: 0-26054

         PLANET POLYMER TECHNOLOGIES, INC.
         ----------------------------------------------------------------------
         (Exact name of small business issuer as specified in its character)

         CALIFORNIA                             33-0502606
         ----------------------------------------------------------------------
         (State or other jurisdiction         I.R.S. Employer Identification No.
         of incorporation or organization)

         9985 Businesspark Ave., Suite A, San Diego, California         92131
         ----------------------------------------------------------------------
         (Address of Principal executive offices)                    (Zip Code)

         (619) 549-5130
         ----------------------------------------------------------------------
         (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         [ X ]  YES                             [    ]  NO

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

         Class                              Outstanding at June 30, 1996
         Common Stock, no par value         5,260,664

                        PLANET POLYMER TECHNOLOGIES, INC.
                          FORM 10-QSB QUARTERLY REPORT
                           QUARTER ENDED JUNE 30, 1996

                                      INDEX

                                                                        PAGE NO.

PART I - FINANCIAL INFORMATION

         Item 1   Balance Sheet (Unaudited)
                  June 30, 1996                                            2

                  Statements of Operations (Unaudited)
                  Three Months Ended June 30, 1996 and 1995                3

                  Statements of Operations (Unaudited)
                  Six Months Ended June 30, 1996 and 1995                  4

                  Statements of Cash Flows (Unaudited)
                  Six Months Ended June 30, 1996 and 1995                  5

                  Statement of Shareholders' Equity (Unaudited)
                  Six Months Ended June 30, 1996                           6

                  Notes to Unaudited Financial Statements                  7

         Item 2   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            9

PART II - OTHER INFORMATION

         Item 1   Legal Proceedings                                       13

         Item 2   Changes in Securities                                   13

         Item 3   Defaults upon Senior Securities                         13

         Item 4   Submission of Matters to a Vote of Security Holders     13

         Item 5   Other Information                                       13

         Item 6   Exhibits and Reports on Form 8K                         13

SIGNATURES                                                                14

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                        PLANET POLYMER TECHNOLOGIES, INC.
                                  BALANCE SHEET
                                 JUNE 30, 1996

                                   (UNAUDITED)

                                     ASSETS

Current assets:
         Cash and cash equivalents                                            $  697,903
         Investments                                                           1,910,278
         Accounts Receivable                                                     684,436
         Inventories                                                             291,590
         Prepaid expenses                                                         35,219
                                                                              ----------
              Total current assets                                             3,619,426

         Property and equipment, net                                             886,870
         Goodwill, net                                                           602,314
         Patents and other, net                                                  398,292
                                                                              ----------

              Total assets                                                    $5,506,902
                                                                              ==========


                          LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:

         Accounts payable and accrued expenses:
           Trade                                                              $  287,832
         Current portion of long term debt                                       136,291
                                                                              ----------

              Total current liabilities                                          424,123

         Long term debt                                                          244,007
                                                                              ----------

              Total liabilities                                                  668,130

Shareholders' equity:
         Preferred stock, no par value, 5,000,000 shares                              --
           authorized, no shares outstanding
         Common stock, no par value, 20,000,000 shares
           authorized, 5,260,664 shares issued & outstanding                  10,686,579
         Accumulated Deficit                                                  (5,847,807)
                                                                              ----------

              Total shareholders' equity                                       4,838,772
                                                                              ----------

              Total liabilities and shareholders' equity                      $5,506,902
                                                                              ==========


         The accompanying notes are an integral part of the financial statements.

                        PLANET POLYMER TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Three Months Ended June 30,
                                                                1996                     1995
                                                                ----                     ----

Development revenue                                         $  102,680                $   86,138
Product Sales                                                  851,398                        --
                                                            ----------                ----------
          Total revenue                                        954,078                    86,138
                                                            ----------                ----------

Operating expenses:
          Cost of product sales                                547,432                       --
          General and administrative                           227,908                   227,658
          Marketing                                            307,728                   413,509
          Research and development                             222,425                   109,651
                                                            ----------                ----------
          Total operating expenses                           1,305,493                   750,818
                                                            ----------                ----------

Loss from operations                                          (351,415)                 (664,680)

Other income, net                                               17,809                     5,247
                                                            ----------                ----------

Net loss                                                    $ (333,606)               $ (659,433)
                                                            ==========                ==========

Net loss per share                                          $    (0.06)               $    (0.15)
                                                            ==========                ==========

Shares used in per share
  computations                                               5,260,664                 4,266,670
                                                            ==========                ==========



          The accompanying notes are an integral part of the financial statements.

                        PLANET POLYMER TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                  YEAR TO DATE
                                   (UNAUDITED)

                                                                       Six Months Ended June 30,
                                                                   1996                       1995
                                                                   ----                       ----

Development revenue                                            $   125,950                 $  172,259
Product Sales                                                    1,522,922                         --
                                                               -----------                 ----------
          Total revenues                                         1,648,872                    172,259
                                                               -----------                 ----------

Operating expenses:
          Cost of product sales                                    971,134                         --
          General and administrative                             1,159,628                    327,472
          Marketing                                                636,192                    538,567
          Research and development                                 438,261                    244,591
                                                               -----------                 ----------
          Total operating expenses                               3,205,215                  1,110,630
                                                               -----------                 ----------

Loss from operations                                            (1,556,343)                  (938,371)

Other income, net                                                   49,649                      9,386
                                                               -----------                 ----------

Net loss                                                       $(1,506,694)                $ (928,985)
                                                               ===========                 ==========

Net loss per share                                             $     (0.29)                $    (0.22)
                                                               ===========                 ==========

Shares used in per share
  computations                                                   5,260,664                  4,266,670
                                                               ===========                 ==========



          The accompanying notes are an integral part of the financial statements.

                                 PLANET POLYMER
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Six Months Ended June 30,
                                                                             1996                  1995
                                                                             ----                  ----
Cash flows from operating activities:
           Net loss                                                      $(1,506,694)            $(928,985)
           Adjustments to reconcile net loss to net cash
             used by operating activities:
              Depreciation                                                    87,348                17,437
              Amortization of intangibles                                     38,272                 4,328
              Compensation expense - non cash                                478,491                  --
           Change in assets and liabilities:
              Accounts receivable                                           (212,902)              (11,146)
              Inventories                                                     (5,512)                7,800
              Prepaid expenses and other assets                               41,140                 2,767
              Accounts payable and accrued expenses                         (395,268)               15,780
                                                                         -----------             ---------
                 Net cash used by operating activities                    (1,475,125)             (892,019)
                                                                         -----------             ---------

Cash flow from investing activities:
           Purchases of property and equipment                               (32,821)              (60,117)
           Cost of patents, licenses and trademarks                          (12,597)                 (647)
           Acquisition of subsidiary, net of cash acquired                  (803,945)                 --
           Sales (purchases) of investments, net                            (173,328)              234,744
                                                                         -----------             ---------
                 Net cash provided ( used) by investing activities        (1,022,691)              173,980
                                                                         -----------             ---------

Cash flow from financing activities:
           Proceeds from issuance of common stock,                                --               412,601
           Payments on note payable                                          (20,834)                   --
           Payments on long term debt                                        (40,918)                   --
                                                                         -----------             ---------
                 Net cash provided (used) by financing activities            (61,752)              412,601
                                                                         -----------             ---------
                 Net decrease in cash and cash equivalents                (2,559,568)             (305,438)

Cash and cash equivalents at beginning of period                           3,257,471               558,007
                                                                         -----------             ---------

Cash and cash equivalents at end of period                               $   697,903             $ 252,569
                                                                         ===========             =========

Supplemental disclosure of non-cash activity:
           Stock issued in connection with acquisition of subsidiary         508,069


              The accompanying notes are an integral part of the financial statements.

                           PLANET POLYMER TECHNOLOGIES
                        STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                        Common Stock                   Accumulated
                                                 -----------------------------
                                                 Shares                 Amount           Deficit              Total
                                                 ------                 ------         -----------           ----------

Balance at December 31, 1995                     5,163,889         $ 9,700,019         $(4,341,113)          $5,358,906
Issuance of common stock, net                       96,775             508,069                                  508,069
Fair value of stock options
     granted to an outside consultant                                  478,491                                  478,491
Net loss for the six months ended
      June 30, 1996                                                                     (1,506,694)          (1,506,694)
                                                 ---------         -----------         -----------           ----------
Balance at June 30, 1996                         5,260,664         $10,686,579         $(5,847,807)          $4,838,772
                                                 =========         ===========         ===========           ==========


     The accompanying notes are an integral part of the financial statements.

                        PLANET POLYMER TECHNOLOGIES, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying unaudited financial statements of Planet Polymer Technologies, Inc. (the "Company" or "Planet") have been prepared in accordance with the interim reporting requirements of Form 10-QSB, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of results that may be expected for the year ended December 31, 1996. For additional information, refer to the Company's financial statements and notes thereto for the year ended December 31, 1995 contained in the Company's Form 10-KSB for the fiscal year ended December 31, 1995 and the financial statements of Deltco of Wisconsin, Inc. ("Deltco") for the year ended December 31, 1995, contained in the Company's Current Report on Form 8K and Current Report on Form 8-K/A filed with the Commission on January 5, 1996 and March 15, 1996, respectively.

2.    Acquisition

Effective January 1, 1996, the Company acquired all the outstanding capital stock of Deltco, a Wisconsin corporation, from the sole stockholder of Deltco pursuant to the terms of a Purchase and Sale Agreement dated as of January 1, 1996 (the "Agreement"). This transaction was accounted for as a purchase.

Pursuant to the Agreement, the Company paid the sole stockholder of Deltco $1,125,000 and issued 96,775 shares of restricted Common Stock of the Company valued at approximately $508,000 based on a discounted stock price at January 4, 1996, the date of announcement of the transaction. The purchase agreement also specified target net worth and cash balances at the date of transaction. The excess net worth of approximately $36,000 reduced by $24,000 due from the seller brought the total purchase price to approximately $1,646,000. The Company paid the cash portion of the purchase price out of its available cash reserves. The stock portion of the purchase price was paid with newly issued shares of the Company's Common Stock, which were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. The purchase price was first allocated to the tangible assets (which included approximately $334,000 of cash) and liabilities based on fair market value at the purchase date. The remaining amount, approximately $617,000, was recorded as goodwill which will be amortized over 20 years.

In addition, the Agreement provides for contingent payments to the President of Deltco based on performance criteria for each of the years ended December 31, 1996 and 1997.

As a result of this acquisition, the Company is no longer considered a development stage enterprise as of January 1, 1996.

                        PLANET POLYMER TECHNOLOGIES, INC.
              NOTES TO UNAUDITED FINANCIAL STATEMENTS - (CONTINUED)

Supplemental Pro Forma Results of Operations

The following unaudited pro forma information presents the consolidated results of operations for the six months ended June 30, 1995, as if the acquisition had occurred at the beginning of the period and does not purport to be indicative of what would have occurred had the acquisition actually been made as of such date or of results which may occur in the future.

              Total revenue.................................................  $1,969,136
              Loss from continuing operations............................... ($  235,577)
              Net loss...................................................... ($  230,286)
              Earnings per share............................................ ($    0.053)
              Shares used in per share computation..........................   4,363,445

3.    Shareholders' Equity

Options

On January 31, 1996, the Company's Board of Directors granted non-statutory stock options to purchase 66,137 shares of Common Stock at an exercise price of $6.00 per share and 27,863 shares of Common Stock at an exercise price of $5.10 per share to an outside consultant of the Company. These options were fully-vested as of the date of the grant and expire on January 30, 2004. In connection with this transaction, the Company recorded a charge to income of approximately $479,000 (revised in the quarter ended June 30, 1996, from the original estimate of $592,000 recorded in the quarter ended March 31, 1996) based on the Black-Scholes option-pricing model. As of June 30, 1996, none of these options have been exercised.

On January 31, 1996, the Company's Board of Directors granted non-statutory stock options to acquire an aggregate of 312,620 shares of Common Stock at an exercise price of $8.125 per share to directors and employees under the 1995 Stock Option Plan. These options were fully vested as of the date of the grant and expire on January 30, 2004. As of June 30, 1996, none of these options have been exercised.

On January 31, 1996, a previously granted incentive stock option to purchase 50,000 shares of Common Stock was terminated in accordance with its terms, prior to the vesting of any shares subject to such option.

On February 1, 1996, the Company's Board of Directors granted incentive stock options to acquire 5,000 shares of Common Stock at an exercise price of $8.125 per share to employees under the 1995 Stock Option Plan. These options vest one year from the grant date and expire on January 31, 2004. As of June 30, 1996, none of these options have been exercised.

                         PART I - FINANCIAL INFORMATION
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                        PLANET POLYMER TECHNOLOGIES, INC.

Overview

Except for the historical information contained herein, the discussion of this report contains forward looking statements that involve certain risks and uncertainties. The Company's actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Company's Form 10-KSB for the fiscal year ended December 31, 1995 in "Item 1 - Description of Business," including the section therein entitled "Risk Factors," and "Item 6
- - Management's Discussion and Analysis of Financial Condition and Results of Operations."

Planet Polymer Technologies, Inc. (the "Company" or "Planet") emerged from the development stage as a result of its acquisition of Deltco of Wisconsin, Inc. ("Deltco"), effective January 1, 1996. Prior to this acquisition, substantially all of the Company's resources had been devoted to the development and commercialization of its seven Enviroplastic technologies and products.

Research and development and marketing expenses are expected to increase significantly in the future as the Company's Enviroplastic products are commercialized and continued efforts are focused on Deltco's resins. General and administrative expenses are not expected to increase significantly in the next 6 months.

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

Planet has incurred operating losses since inception and has an accumulated deficit at June 30, 1996 of approximately $5.8 million. Pending commercial deployment of and related volume orders for the Company's Enviroplastic products, the Company expects to incur additional losses.

Results of Operations

Three months ended June 30, 1995 and 1996

The Company's revenues increased from approximately $86,000 during the three months ended June 30, 1995 to approximately $954,000 during the three months ended June 30, 1996. This increase primarily reflects the acquisition by Planet of Deltco. The Company continued to focus on internally-funded, rather than customer-funded, product development of the Company's Enviroplastic products during the three months ended June 30, 1996. The Company will continue to participate in customer-funded development when appropriate, but believes internally-funded development is advantageous as to certain technologies and applications.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        PLANET POLYMER TECHNOLOGIES, INC.

Results of Operations, Continued

General and administrative expenses were relatively unchanged for the three months ended June 30, 1996 compared to the three months ended June 30, 1995. This was primarily attributable to the downward revision (approximately $114,000) of the 1st Quarter estimated non-cash compensation expense for the fair value of options granted to an outside consultant, offset by increased expenditures related to the anticipation of commercial scale-up activities associated with the Company's status as a public company and the related reporting requirements.

Marketing expenses decreased approximately $106,000 for the three months ended June 30, 1996 compared to the three months ended June 30, 1995. This decrease primarily reflects a reduction in professional fees ($137,000), partially offset by the addition of sales and marketing personnel and efforts focused on establishing international joint ventures in anticipation of the commercialization of the Company's products.

The Company's research and development expenses increased approximately $113,000 for the three months ended June 30, 1996 compared to the three months ended June 30, 1995. This increase is due primarily to increased efforts spent on refining the Company's hydrodegradable and compostable products and related production trials, and the addition of research personnel.

Research and development and marketing expenses are expected to increase significantly in the future as the Company's Enviroplastic products are commercialized and continued efforts are focused on Deltco's resins. General and administrative expenses are not expected to increase significantly in the next 6 months.

The Company's net loss decreased from approximately $659,000 for the three months ended June 30, 1995 to approximately $334,000 for the three months ended June 30, 1996. This decrease was due primarily to an increase in sales for the period (which resulted primarily from the Company's acquisition of Deltco) and a $114,000 reduction of the 1st quarter estimate of a non-cash compensation expense for the fair value of options granted to an outside consultant during the quarter.

Six Months Ended June 30, 1995 and 1996

The Company's revenue increased from approximately $172,000 during the six-months ended June 30, 1995 to approximately $1,649,000 during the six months ended June 30, 1996. This increase primarily reflects the acquisition by Planet of Deltco, offset by the Company's continued focus on internally-funded, rather than customer-funded, product development of the Company's Enviroplastic products during the six months ended June 30, 1996. The Company will continue to participate in customer-funded development when appropriate, but believes internally-funded development is advantageous as to certain technologies and applications.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        PLANET POLYMER TECHNOLOGIES, INC.

General and administrative expenses increased by approximately $832,000 for the six months ended June 30, 1996 compared to the six months ended June 30, 1995. This increase is primarily due to a $479,000 one time, non-cash compensation expense for the fair value of options granted to an outside consultant during the 1st Quarter. In addition, increased expenditures related to the build-up of administrative infrastructure in anticipation of commercial scale-up, additional professional fees, activities associated with the Company's status as a public company and the related reporting requirements, and the acquisition of Deltco contributed to the increase.

Marketing expenses increased approximately $98,000 for the six months ended June 30, 1996 compared to the six months ended June 30, 1995. This increase is primarily attributable to the addition of sales and marketing personnel, efforts focused on increasing Deltco's customer base, and efforts focused on establishing international joint ventures in anticipation of the commercialization of the Company's products.

The Company's research and development expenses increased approximately $194,000 for the six months ended June 30, 1996 compared to the six months ended June 30, 1995. This increase is due to accelerated efforts spent on refining the Company's hydrodegradable and compostable products and related production trials, and the addition of research personnel.

The Company's net loss increased from approximately $929,000 for the six months ended June 30, 1995 to approximately $1,507,000 for the six months ended June 30, 1996. This increase was due primarily to a $479,000 one time, non-cash compensation expense for the fair value of options granted to an outside consultant during the 1st Quarter, as well as increased expenditures related to the build-up of administrative infrastructure, additional professional services, the acquisition of Deltco and activities associated with the Company's status as a public company.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        PLANET POLYMER TECHNOLOGIES, INC.

Liquidity and Capital Resources

Since inception, Planet has financed its operations primarily through the private sale of equity securities and revenue from customer development agreements. The Company has raised approximately $4 million (net of issuance costs) from the private sale of Common Stock and exercise of warrants to purchase Common Stock. In September 1995 the Company completed its initial public offering in which it sold an aggregate of 1,150,000 shares of Common Stock to the public and received net proceeds of approximately $5.6 million. In January 1996, the Company used $1,125,000 in cash and issued 96,775 shares of restricted Common Stock valued at approximately $508,000 to acquire Deltco in a purchase transaction. In connection with the purchase, the Company now has one outstanding debt agreement related to a Small Business Administration loan collateralized by Deltco. As of June 30, 1996 the loan balance was approximately $380,000. The Company has no material commitments for capital expenditures.

The Company has used approximately $1,475,000 for operations for the six months ended June 30, 1996. Such funds have been used for research and development activities, marketing efforts and administrative support.

The Company has used approximately $1,023,000 for investing activities for the six months ended June 30, 1995. Such funds were used primarily to purchase Deltco as well as to purchase short term investments for cash reserves.

The Company believes that the proceeds generated from its initial public offering together with existing sources of liquidity and anticipated revenue, including revenues generated from Deltco, will satisfy the Company's projected working capital and other cash requirements through at least March, 1997. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operating expenses will not result in the expenditure of such resources before such time. The Company expects that it will need to raise substantial additional funds to establish large-scale manufacturing capabilities. The Company intends to seek additional funding from existing and potential customers or through public or private equity or debt financing. There can be no assurance that additional financing will be available on acceptable terms, or at all.

                         PART II - OTHER INFORMATION

                        PLANET POLYMER TECHNOLOGIES, INC.

Item 1 - Legal Proceedings:
         None

Item 2 - Changes in Securities:
         None

Item 3 - Defaults upon Senior Securities:
         None

Item 4 - Submission of Matters to a Vote of Security Holders.
         The Annual Meeting of Shareholders of Planet Polymer Technologies, Inc. (the "Annual Meeting") was held on May 21, 1996 in San Diego, California.

         Proposal 1 - Election of Directors
         Each of the candidates listed below were duly elected to the Board of Directors at the Annual Meeting by the tally indicated.

              Candidate                              Votes in Favor             Votes Withheld
              ---------                              --------------             --------------
              Robert J. Petcavich, Ph.D.                 4,320,749                     8,000
              Brian To                                   4,320,749                     8,000
              Michael V. Pundeff                         4,320,749                     8,000
              Michael M. Coleman, Ph.D.                  4,320,749                     8,000

         Proposal 2 - Ratification of Selection of Independent Auditors

              Votes in Favor                         Votes Against              Votes Abstained
                 4,301,214                                  0                          21,535

Item 5 - Other Information:
         None

Item 6 - Exhibits and Reports on Form 8-K:

         (a)  1.  Financial Statements. Financial statements are included as
                  Part I, Item 1 of this report.
              2. Financial Statement Schedules. All schedules are omitted since the required information is not present or is not present in amounts sufficient to require a submission of the schedules, or because the information required is included in the financial statements and notes thereto.
              3.  Exhibits.
                  Exhibit Number                     Description
                  --------------                     -----------
                       27.1                          Financial Data Schedule

         (b)  Reports on Form 8-K:
              None

                      PLANET POLYMER TECHNOLOGIES, INC.


                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  7/31/96                  Planet Polymer Technologies, Inc.
                                 /S/ROBERT J. PETCAVICH
                                -----------------------------------------------
                                President, Chief Executive Officer and Director
                                (Principal Financial and Accounting Officer)