Form 10QSB
period 1996-09-30
PLANET POLYMER TECHNOLOGIES INC
filed 1996-11-13
CIK 896861

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

         / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                        For Quarterly Period Ended September 30, 1996

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

         / X /  YES                         /   /   NO

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

         Class                              Outstanding at September 30, 1996
         -----                              ---------------------------------
         Common Stock, no par value         5,260,664

                        PLANET POLYMER TECHNOLOGIES, INC.
                          FORM 10-QSB QUARTERLY REPORT
                        QUARTER ENDED SEPTEMBER 30, 1996

                                      INDEX

                                                                                              PAGE NO.
                                                                                              --------
PART I - FINANCIAL INFORMATION

         Item 1            Balance Sheet (Unaudited)
                           September 30, 1996                                                    2

                           Statements of Operations (Unaudited)
                           Three Months Ended September 30, 1996 and 1995                        3

                           Statements of Operations (Unaudited)
                           Nine Months Ended September 30, 1996 and 1995                         4

                           Statements of Cash Flows (Unaudited)
                           Nine Months Ended September 30, 1996 and 1995                         5

                           Statements of Shareholders' Equity (Unaudited)
                           Nine Months Ended September 30, 1996                                  6

                           Notes to Unaudited Financial Statements                               7

         Item 2            Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                         9

PART II - OTHER INFORMATION

         Item 1            Legal Proceedings                                                     13

         Item 2            Changes in Securities                                                 13

         Item 3            Defaults upon Senior Securities                                       13

         Item 4            Submission of Matters to a Vote of Security Holders                   13

         Item 5            Other Information                                                     13

         Item 6            Exhibits and Reports on Form 8K                                       13

SIGNATURES                                                                                       14

                        PART I -- FINANCIAL INFORMATION
                         ITEM 1 -- FINANCIAL STATEMENTS

                       PLANET POLYMER TECHNOLOGIES, INC.
                                 BALANCE SHEET
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

                                     ASSETS
Current assets:
        Cash and cash equivalents                            $   758,113
        Investments                                            1,432,806
        Accounts Receivable                                      619,031
        Inventories                                              342,081
        Prepaid expenses                                          41,745
                                                             -----------
                Total current assets                           3,193,776

        Property and equipment, net                              916,846
        Goodwill, net                                            594,592
        Patents and other, net                                   422,344
                                                             -----------
                Total assets                                 $ 5,127,558
                                                             ===========

                       LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
        Trade accounts payable and accrued expenses          $   228,636
        Current portion of long term debt                        136,291
                                                             -----------
                Total current liabilities                        364,927

        Long term debt                                           219,649
                                                             -----------
                Total liabilities                                584,576

Shareholders' equity:
        Preferred stock, no par value, 5,000,000 shares
          authorized, no shares outstanding                           --
        Common stock, no par value, 20,000,000 shares
          authorized, 5,260,664 shares issued & outstanding   10,686,579
        Accumulated Deficit                                   (6,143,597)
                                                             -----------
                Total shareholders' equity                     4,542,982
                                                             -----------
                Total liabilities and shareholders' equity   $ 5,127,558
                                                             ===========

    The accompanying notes are an integral part of the financial statements.

                       PLANET POLYMER TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                Three Months Ended September 30,
                                                    1996             1995
                                                ----------       -----------
Development revenue                             $   32,286       $   38,888
Product Sales                                      844,637               --
                                                ----------       ----------
        Total revenue                              876,923           38,888
                                                ----------       ----------

Operating expenses:
        Cost of product sales                      513,302               --
        General and administrative                 230,266          176,512
        Marketing                                  274,610           73,457
        Research and development                   167,911          111,387
                                                 ---------       ----------
        Total operating expenses                 1,186,089          361,356
                                                 ---------       ----------
Loss from operations                              (309,166)        (322,468)

Other income, net                                   13,375           10,685
                                                ----------       ----------
Net loss                                        $ (295,791)      $ (311,783)
                                                ==========       ==========
Net loss per share                              $    (0.06)      $    (0.08)
                                                ==========       ==========
Shares used in per share
  computations                                   5,260,664        4,080,266
                                                ==========       ==========

    The accompanying notes are an integral part of the financial statements.

                        PLANET POLYMER TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Nine Months Ended September 30,
                                                    1996               1995
                                                 -----------        -----------
Development revenue                              $   158,236        $   211,147
Product Sales                                      2,367,559                 --
                                                 -----------        -----------
          Total revenues                           2,525,795            211,147
                                                 -----------        -----------
Operating expenses:
          Cost of product sales                    1,484,437                 --
          General and administrative               1,389,893            503,985
          Marketing                                  910,802            612,024
          Research and development                   606,172            355,978
                                                 -----------        -----------
          Total operating expenses                 4,391,304          1,471,987
                                                 -----------        -----------
Loss from operations                              (1,865,509)        (1,260,840)
Other income, net                                     63,025             20,071
                                                 -----------        -----------
Net loss                                         $(1,802,484)       $(1,240,769)
                                                 ===========        ===========
Net loss per share                               $     (0.34)       $     (0.30)
                                                 ===========        ===========
Shares used in per share
  computations                                     5,260,664          4,080,266
                                                 ===========        ===========

    The accompanying notes are an integral part of the financial statements.

                                 PLANET POLYMER
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Nine Months Ended September 30,
                                                                              1996               1995
                                                                           -----------       -----------
Cash flows from operating activities:
           Net loss                                                        $(1,802,484)      $(1,240,769)
           Adjustments to reconcile net loss to net cash
             used by operating activities:
              Depreciation                                                     120,444            26,786
              Amortization of intangibles                                       53,245            12,135
              Compensation expense - non cash                                  478,491                --
           Change in assets and liabilities:
              Accounts receivable                                             (147,497)           45,597
              Inventories                                                      (56,003)            2,374
              Prepaid expenses and other assets                                 38,077            (6,664)
              Accounts payable and accrued expenses                           (454,464)           97,537
                                                                           -----------       -----------
                 Net cash used by operating activities                      (1,770,191)       (1,063,004)
                                                                           -----------       -----------
Cash flow from investing activities:
           Purchases of property and equipment                                 (95,891)          (60,117)
           Cost of patents, licenses and trademarks                            (47,367)          (25,015)
           Acquisition of subsidiary, net of cash acquired                    (803,945)               --
           Sales of investments                                                304,144           334,553
                                                                           -----------       -----------
                 Net cash provided (used) by investing activities             (643,059)          249,421
                                                                           -----------       -----------
Cash flow from financing activities:
           Proceeds from issuance of common stock,                                  --         5,333,129
           Proceeds from exercise of warrants                                       --            21,301
           Payments on note payable                                            (20,834)               --
           Payments on long term debt                                          (65,274)               --
                                                                           -----------       -----------
                 Net cash provided (used) by financing activities              (86,108)        5,354,430
                                                                           -----------       -----------
                 Net increase (decrease) in cash and cash equivalents       (2,499,358)        4,540,847
Cash and cash equivalents at beginning of period                             3,257,471           558,007
                                                                           -----------       -----------
Cash and cash equivalents at end of period                                 $   758,113       $ 5,098,854
                                                                           ===========       ===========
Supplemental disclosure of non-cash activity:
           Stock issued in connection with acquisition of subsidiary       $   508,069

    The accompanying notes are an integral part of the financial statements.

                           PLANET POLYMER TECHNOLOGIES
                        STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                    Common Stock
                                           -------------------------------       Accumulated
                                              Shares             Amount            Deficit              Total
                                           ------------       ------------       ------------       ------------
Balance at December 31, 1995                  5,163,889       $  9,700,019       $ (4,341,113)      $  5,358,906
Issuance of common stock, net                    96,775            508,069                               508,069
Fair value of stock options
     granted to an outside consultant                              478,491                               478,491
Net loss for the nine months ended
      September 30, 1996                                                           (1,802,484)        (1,802,484)
                                           ------------       ------------       ------------       ------------
Balance at September 30, 1996                 5,260,664       $ 10,686,579       $ (6,143,597)      $  4,542,982
                                           ============       ============       ============       ============

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

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of results that may be expected for the year ended December 31, 1996. For additional information, refer to the Company's financial statements and notes thereto for the year ended December 31, 1995 contained in the Company's Form 10-KSB for the fiscal year ended December 31, 1995 and the financial statements of Deltco of Wisconsin, Inc. ("Deltco") for the year ended December 31, 1995, contained in the Company's Current Report on Form 8K and Current Report on Form 8-K/A filed with the Commission on January 5, 1996 and March 15, 1996, respectively.

2. Acquisition

Effective January 1, 1996, the Company acquired all the outstanding capital stock of Deltco, a Wisconsin corporation, from the sole stockholder of Deltco pursuant to the terms of a Purchase and Sale Agreement dated as of January 1, 1996 (the "Agreement"). This transaction was accounted for as a purchase.

Pursuant to the Agreement, the Company paid the sole stockholder of Deltco $1,125,000 and issued 96,775 shares of restricted Common Stock of the Company valued at approximately $508,000 based on a discounted stock price at January 4, 1996, the date of announcement of the transaction. The purchase agreement also specified target net worth and cash balances at the date of transaction. The excess net worth of approximately $36,000, reduced by $24,000 due from the seller, brought the total purchase price to approximately $1,646,000. The Company paid the cash portion of the purchase price out of its available cash reserves. The stock portion of the purchase price was paid with newly issued shares of the Company's Common Stock, which were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. The purchase price was first allocated to the tangible assets (which included approximately $334,000 of cash) and liabilities based on fair market value at the purchase date. The remaining amount, approximately $617,000, was recorded as goodwill which will be amortized over 20 years.

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

                        PLANET POLYMER TECHNOLOGIES, INC.
              NOTES TO UNAUDITED FINANCIAL STATEMENTS - (CONTINUED)

Supplemental Pro Forma Results of Operations

The following unaudited pro forma information presents the consolidated results of operations for the nine months ended September 30, 1995, as if the acquisition had occurred at the beginning of the period and does not purport to be indicative of what would have occurred had the acquisition actually been made as of such date or of results which may occur in the future.

Total revenue ..........................................            $ 2,856,631
Loss from continuing operations ........................            ($1,052,190)
Net loss ...............................................            ($1,006,803)
Earnings per share .....................................            ($    0.241)
Shares used in per share computation ...................              4,177,041

3. Shareholders' Equity

Options

On January 31, 1996, the Company's Board of Directors granted non-statutory stock options to purchase 66,137 shares of Common Stock at an exercise price of $6.00 per share and 27,863 shares of Common Stock at an exercise price of $5.10 per share to an outside consultant of the Company. These options were fully-vested as of the date of the grant and expire on January 30, 2004. In connection with this transaction, the Company recorded a charge to income of approximately $479,000 based on the Black-Scholes option-pricing model. As of September 30, 1996, none of these options have been exercised.

On January 31, 1996, the Company's Board of Directors granted non-statutory stock options to acquire an aggregate of 312,620 shares of Common Stock at an exercise price of $8.125 per share to directors and employees under the 1995 Stock Option Plan. These options were fully vested as of the date of the grant and expire on January 30, 2004. As of September 30, 1996, none of these options have been exercised.

On January 31, 1996, a previously granted incentive stock option to purchase 50,000 shares of Common Stock was terminated in accordance with its terms, prior to the vesting of any shares subject to such option.

On February 1, 1996, the Company's Board of Directors granted incentive stock options to acquire 5,000 shares of Common Stock at an exercise price of $8.125 per share to employees under the 1995 Stock Option Plan. These options vest one year from the grant date and expire on January 31, 2004. As of September 30, 1996, none of these options have been exercised.

                         PART I - FINANCIAL INFORMATION
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                        PLANET POLYMER TECHNOLOGIES, INC.

Except for the historical information contained herein, the discussions in this report contain forward looking statements that involve certain risks and uncertainties. The Company's actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Company's Form 10-KSB for the fiscal year ended December 31, 1995 in "Item 1 - Description of Business," including the section therein entitled "Risk Factors," and "Item 6
- Management's Discussion and Analysis of Financial Condition and Results of Operations."

Overview

Planet Polymer Technologies, Inc. (the "Company" or "Planet") emerged from the development stage as a result of its acquisition of Deltco of Wisconsin, Inc., a Wisconsin corporation ("Deltco"), effective January 1, 1996. Prior to this acquisition, substantially all of the Company's resources had been devoted to the development and commercialization of its seven Enviroplastic technologies and products.

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

Research and development and marketing expenses are expected to increase significantly in the future as the Company's Enviroplastic products are commercialized and continued efforts are focused on Deltco's resins. General and administrative expenses are not expected to increase significantly in the next three months.

Planet has incurred operating losses since inception and has an accumulated deficit at September 30, 1996 of approximately $6.1 million. Pending commercial deployment of and related volume orders for the Company's Enviroplastic products, the Company expects to incur additional losses.

Results of Operations

Three months ended September 30, 1996 and 1995

The Company's revenues increased from approximately $39,000 during the three months ended September 30, 1995 to approximately $877,000 during the three months ended September 30, 1996. This increase primarily reflects the acquisition by Planet of Deltco. The Company continued to focus on internally-funded, rather than customer-funded, product development of the Company's Enviroplastic products during the three months ended September 30, 1996. The Company will continue to participate in customer-funded development when appropriate, but believes internally-funded development is advantageous as to certain technologies and applications.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        PLANET POLYMER TECHNOLOGIES, INC.

Results of Operations, Continued

General and administrative expenses increased to approximately $230,000 for the three months ended September 30, 1996 from approximately $177,000 during the three months ended September 30, 1995. This increase was primarily attributable to increased expenditures related the build-up of administrative infrastructure in anticipation of commercial scale-up, additional professional fees, activities associated with the Company's status as a public company and the related reporting requirements, and the acquisition of Deltco.

Marketing expenses increased to approximately $275,000 for the three months ended September 30, 1996 from approximately $73,000 during the three months ended September 30, 1995. This increase primarily reflects the addition of sales and marketing personnel and efforts focused on establishing international joint ventures in anticipation of the commercialization of the Company's products.

The Company's research and development expenses increased to approximately $168,000 for the three months ended September 30, 1996 from approximately $111,000 during the three months ended September 30, 1995. This increase was due primarily to increased efforts spent on refining the Company's hydrodegradable and compostable products and related production trials, and the addition of research personnel.

Research and development and marketing expenses are expected to increase significantly in the future as the Company's Enviroplastic products are commercialized and continued efforts are focused on Deltco's resins. General and administrative expenses are not expected to increase significantly in the next three months.

Nine Months Ended September 30, 1996 and 1995

The Company's revenue increased from approximately $211,000 during the nine months ended September 30, 1995 to approximately $2,526,000 during the nine months ended September 30, 1996. This increase primarily reflects the acquisition by Planet of Deltco, offset by the Company's continued focus on internally-funded, rather than customer-funded, product development of the Company's Enviroplastic products during the nine months ended September 30, 1996. The Company will continue to participate in customer-funded development when appropriate, but believes internally-funded development is advantageous as to certain technologies and applications.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        PLANET POLYMER TECHNOLOGIES, INC.

General and administrative expenses increased to approximately $1,390,000 for the nine months ended September 30, 1996 from approximately $503,985 during the nine months ended September 30, 1995. This increase was primarily due to a $479,000 one time, non-cash compensation expense for the fair value of options granted to an outside consultant during the 1st Quarter. In addition, increased expenditures related to the build-up of administrative infrastructure in anticipation of commercial scale-up, additional professional fees, activities associated with the Company's status as a public company and the related reporting requirements, and the acquisition of Deltco contributed to the increase.

Marketing expenses increased to approximately $911,000 for the nine months ended September 30, 1996 from approximately $612,000 during the nine months ended September 30, 1995. This increase was primarily attributable to the addition of sales and marketing personnel, efforts focused on increasing Deltco's customer base, and efforts focused on establishing international joint ventures in anticipation of the commercialization of the Company's products.

The Company's research and development expenses increased to approximately $606,000 for the nine months ended September 30, 1996 from approximately $356,000 during the nine months ended September 30, 1995. This increase was due to accelerated efforts spent on refining the Company's hydrodegradable and compostable products and related production trials, and the addition of research personnel.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        PLANET POLYMER TECHNOLOGIES, INC.

Liquidity and Capital Resources

Since inception, Planet has financed its operations primarily through the sale of equity securities and revenue from customer development agreements. The Company has raised approximately $4 million (net of issuance costs) from the private sale of Common Stock and exercise of warrants to purchase Common Stock. In September 1995 the Company completed its initial public offering in which it sold an aggregate of 1,150,000 shares of Common Stock to the public and received net proceeds of approximately $5.6 million. In January 1996, the Company used $1,125,000 in cash and issued 96,775 shares of restricted Common Stock valued at approximately $508,000 to acquire Deltco in a purchase transaction. In connection with the purchase, the Company now has one outstanding debt agreement related to a Small Business Administration loan collateralized by Deltco. As of September 30, 1996 the loan balance was approximately $356,000. The Company has no material commitments for capital expenditures.

The Company has used approximately $1,770,000 for operations for the nine months ended September 30, 1996. Such funds have been used for research and development activities, marketing efforts and administrative support.

The Company has used approximately $643,000 for investing activities for the nine months ended September 30, 1996. Such funds were used primarily to purchase Deltco as well as to purchase short term investments for cash reserves.

The Company believes that the proceeds generated from its initial public offering together with existing sources of liquidity and anticipated revenue, including revenues generated from Deltco, will satisfy the Company's projected working capital and other cash requirements through at least September, 1997. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operating expenses will not result in the expenditure of such resources before such time. The Company expects that it will need to raise substantial additional funds to establish large-scale manufacturing capabilities. The Company intends to seek additional funding from existing and potential customers or through public or private equity or debt financing. There can be no assurance that additional financing will be available on acceptable terms, or at all.

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

Date:  November 13, 1996      Planet Polymer Technologies, Inc.
       ------------------

                                /s/ ROBERT J. PETCAVICH
                              ---------------------------------------
                              President, Chief Executive Officer and Director (Principal Financial and Accounting Officer)