Form 10KSB
period 1996-12-31
PLANET POLYMER TECHNOLOGIES INC
filed 1997-04-15
CIK 896861

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996
                           Commission File No. 0-26804

                        PLANET POLYMER TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

          CALIFORNIA                                        33-0502606
State or other jurisdiction of                 (IRS Employer identification No.)
incorporation of organization

        9985 BUSINESSPARK AVENUE, SUITE A, SAN DIEGO, CA       92131
            (Address of principal executive offices)         (Zip Code)

                    Issuer's telephone number (619) 549-5130

         Securities registered under Section 12(b) of the Exchange Act:
                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:
                           COMMON STOCK, NO PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the year ending December 31, 1996 were $3,269,651.

The aggregate market value of the voting stock held by non-affiliates of the Issuer as of February 28, 1997 was $2,086,419. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock of the Company have been excluded because such persons may be deemed to be affiliates.

The total number of shares outstanding of the Issuer's Common Stock was 5,271,270 as of March 27, 1997.

================================================================================
                       DOCUMENTS INCORPORATED BY REFERENCE

Issuer's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with 1997 Annual Meeting is incorporated herein by reference into Part III of this report.
================================================================================

Transitional Small Business Disclosure Format (check one) [ ] yes [X] no

                        PLANET POLYMER TECHNOLOGIES, INC.

                                   FORM-10KSB
                          YEAR ENDED DECEMBER 31, 1996

                                TABLE OF CONTENTS

 ITEM
NUMBER                                                                                          PAGE
------                                                                                          ----
                                     PART I.

1.       Description of Business...............................................................   2

2.       Description of Property...............................................................  14

3.       Legal Proceedings.....................................................................  14

4.       Submission of Matters to a Vote of Security Holders...................................  14

                                    PART II.

5.       Market for Common Equity and Related Stockholders Matters.............................  15

6.       Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................................................  15

7.       Financial Statements..................................................................  17

8.       Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosures..................................................  17

                                    PART III.

9.       Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act.....................................  17

10.      Executive Compensation................................................................  17

11.      Security Ownership of Certain Beneficial Owners and Management........................  17

12.      Certain Relationships and Related Transactions........................................  17

                                    PART IV.

13.      Exhibits and Reports on Form 8-K......................................................  18



         Signatures............................................................................  19

         Power of Attorney.....................................................................  19

                                     PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends that such statements shall be protected by the safe harbors provided for in such sections. Such statements are subject to risks and uncertainties that could cause the Company's actual results to vary materially from those projected in such forward-looking statements. Specifically, the Company's actual results could be affected by, among other things, unavailability of additional funding, lack of market acceptance of the Company's products, technological uncertainty regarding the Company's products, difficulties encountered in manufacturing the Company's products, failure of strategic relationships, problems associated with the growth of the Company and new or increased competition. Any of these factors, or others, could cause the Company's results to vary significantly from those in prior periods and those projected in the forward-looking statements. Additional information with respect to these and other factors which could materially affect the Company and its operations is included in the discussion of the Company's business below, including the section entitled "Risk Factors," and in "Item 6- Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Planet Polymer Technologies, Inc. ("Planet" or the "Company") is a specialty chemical Company that designs, develops, manufactures and markets degradable and recycled polymer materials. The Company's proprietary polymer materials, which are marketed under the trademarks EnviroPlastic(R) and Aquadro(TM), can be used to produce film and injection molded parts that serve as environmentally-compatible alternatives to conventional plastics.

         The Company has developed seven proprietary technologies. The Company is focusing its marketing efforts on the five technologies listed below:

         - EnviroPlastic(R)H -- a hydrodegradable (water soluble or dispersible) polymer blend.

         - Aquadro(TM) -- a hydrodegradable (water dispersible) polyvinyl alcohol ("PVOH") resin.

         - EnviroPlastic(R) C -- a compostable water-repellent polymer blend.

         -        EnviroPlastic(R) Z -- a biodegradable and compostable polymer.

         - EnviroPlastic(R) CRT (controlled-release technology) -- a polymer coating.

         The Company also produces recycled thermoplastic resins, which are manufactured at Deltco of Wisconsin, Inc. ("Deltco"), a subsidiary of the Company. The Company's degradable products can be engineered to degrade over a period of a few seconds to hundreds of days depending on application requirements. During degradation, the products convert into a combination of environmentally-safe water, carbon dioxide and biomass. All of the Company's technologies can be custom engineered to replicate the product and manufacturing characteristics of non-degradable plastic products.

         Planet believes that increasing consumer pressure for environmentally-compatible products, as well as recent trends in government regulations, have created a significant opportunity for degradable and recycled plastic product development. The Company believes that its products address certain limitations of current landfill, incineration and recycling solutions to plastic waste disposal. In addition, the Company believes that its EnviroPlastic(R) products can offer cost and engineering benefits over currently produced plastics.

         The Company has not received significant revenues from the sale of products based on its technologies. Planet has targeted the personal hygiene, agrotechnology, medical disposable, specialty packaging and recycled markets because it believes that its EnviroPlastic(R) technologies address certain needs of these markets and thereby provide the Company with an opportunity for market acceptance and growth. The Company has sought to develop strategic alliances with potential customers in North America, Europe and Asia, and currently has several such relationships, including those with Agrium Inc. ("Agrium") and Salim Chemical ("Salim"). These strategic alliances are intended to define product specifications and promote market acceptance of the Company's products and technology. The Company has also secured several marketing alliances both domestically and internationally, including those with

Mitsubishi International Corporation ("Mitsubishi"), Nippon Shokubai Corporation ("Nippon Shokubai"), Am-Re Services, Inc. ("ARS"), and Green Planet Philippines ("Green Planet"), a joint venture company formed between Jelma Marketing Corporation and Planet. To date, the Company has not commercialized or sold in commercial quantities any products based upon its technologies.

         In January 1996, Planet acquired Deltco, a manufacturer and reprocessor of thermoplastic scrap resins that can be used in a wide variety of applications, either blended with other polymer materials or alone. Some examples of end use applications for Deltco's resins include medical admission kit tubs, automotive heater/AC duct work, flower pots, hanging plant baskets, garment hangers, concrete testing specimen holders, decorative lawn furniture, fencing and other related products. Planet maintains Deltco as a wholly-owned subsidiary, and uses Deltco's plant, equipment and other physical property to manufacture recycled polypropylene. The Company believes that Deltco's facilities could be used to manufacture Planet's proprietary resins in commercial quantities. Planet intends to leverage its current technologies and sales and marketing expertise with Deltco's manufacturing experience. In addition to Deltco's full scale, expandable production facility in Ashland, Wisconsin, Planet operates a research and development and pilot production facility in San Diego, California.

BACKGROUND

THE PLASTIC WASTE PROBLEM

         The United States Environmental Protection Agency (the "EPA") has estimated that, by the year 2000, 192 million tons of municipal consumer solid waste will be generated annually in North America alone. Plastic waste currently accounts for approximately 8.3% of municipal solid waste and, because it is a mainstay in almost every industry sector, is proliferating faster than any other waste material. Since less than 2% of plastic waste in the United States is currently recycled, the proliferation of plastic waste has emerged as a key environmental issue with both consumers and legislative bodies. Foreign countries are experiencing similar increases in the amounts of solid waste produced.

         The disposal of large volumes of plastic waste has attracted increased public awareness and regulatory attention. Consumer groups are increasingly voicing their opinions and concerns about source reduction, recycling and the disposal of consumer products such as diapers and fast food packaging. Examples of some foreign initiatives include: the "Green Dot" program in Germany, which was established by an industry group to create self-imposed standards to eliminate excessive packaging; the European Community packaging directive adopted in December 1994, which sets threshold requirements for using recycled or degradable plastics; and similar programs adopted in Singapore, Korea and New Zealand. Similar initiatives are being enacted in the United States. In 1995, for example, California, Florida, Oregon and Wisconsin enacted laws requiring at least 25% recycled content in plastic containers ranging in size from 8 ounces to 5 gallons used in non-food, non-hazardous and non-medical packaging applications. These laws will apply to food packaging applications beginning this year.

         The proliferation of plastic waste is currently being addressed primarily in three ways: landfill, incineration and recycling.

         Landfill. Landfill is the traditional and most commonly used method of dealing with solid waste. Landfill is a method of solid waste disposal in which refuse is buried between layers of dirt in low-lying ground. Waste in a landfill is generally not exposed to water, oxygen or light and, as a result, does not degrade. Objection to new landfill sites by consumer groups and local governments is making it increasingly difficult to get new landfill sites approved and permitted. Many states in the United States have closed unsafe landfills, and public concern continues over the safety and environmental impact of existing landfill practices.

         Incineration. Incineration, or the burning of solid waste, is the most common alternative to disposing of plastic solid waste in landfills. Incineration, however, generally results in the release of toxic chemicals into the atmosphere and the resulting problems of acid rain and air pollution. Emissions from incineration include acid forming gases, heavy metals, particulate matter and carbon monoxide. These detrimental byproducts of incineration are limiting its availability as an alternative to the use of landfills.

         Recycling. As a result of diminishing landfill space and increasing awareness concerning the hazards of polyvinyl chloride, which breaks down into carcinogens, and polystyrene, which creates toxic gases when burned, plastic manufacturers around the world are subject to increasing regulation by local, state, federal and international agencies. The Company believes that recycling is only effective for high value materials, such as aluminum and polypropylene. Ineffective recycling results in mountains of unusable mixed contaminated plastic, which has no market value and frequently ends up in a landfill.

PLANET POLYMER'S PRODUCTS AND TECHNOLOGY

         Planet is using its polymer chemistry expertise to provide degradable technology-based solutions to the current and emerging needs of the industrial and consumer plastics markets. Planet believes that increasing consumer pressure for environmentally-compatible products, as well as recent trends in government regulations, have created a significant opportunity for degradable and recycled plastic products. The Company's EnviroPlastic(R) and Aquadro(TM) products are designed to offer compostability, flushability, and other engineering benefits over currently produced plastics.

         Planet has developed polymer materials that can be fabricated into film or plastic parts that degrade when exposed to either water, light or soil without reducing product efficacy. This degradation, which can be engineered to occur over a period of a few seconds to hundreds of days, converts the polymer into a combination of environmentally-safe water, carbon dioxide and biomass. In addition, EnviroPlastic(R) and Aquadro(TM) materials can be custom engineered to replicate the product and manufacturing characteristics of non-degradable plastic materials. Supplementing the Company's degradable products, recycled materials offer an attractive alternative to customers who are required or desire to incorporate recycled materials into their end products. The Company believes that opportunities for the use of recycled materials continue to increase, particularly in markets such as transportation, appliance manufacturing, construction and consumer packaging.

         Planet's EnviroPlastic(R) polymer materials are based on technologies that the Company has developed and tested over the past six years. To date, the Company has not received significant revenue from the sale of products based on its technologies. The Company is currently focusing on application development and sales of the following product groups.

         EnviroPlastic(R) H. The Company's EnviroPlastic(R) H line of materials are based on polyethylene oxide polymers and are manufactured into films using a patented proprietary process. EnviroPlastic(R) H materials are engineered to disperse or dissolve on contact with water. The dissolution time of EnviroPlastic(R) H can be engineered to occur over a period ranging from seconds to days depending on the requirements of the ultimate application. These polymer blends are targeted for use in the personal hygiene market.

         Aquadro(TM). Aquadro(TM) is a polyvinyl alcohol ("PVOH") based compound developed by Planet to provide cost effective product solutions for the medical disposable and personal hygiene markets. Aquadro(TM) can be manufactured into blown film and injection molded products. Aquadro(TM) resins are highly versatile and can be engineered for elastomeric or rigid applications. Aquadro(TM) can be disposed of through the municipal sewage system by dissolving the material in hot or cold water, typically through a commercial washing machine. A United States patent for Aquadro(TM) has been approved and is expected to issue in mid-1997.

         EnviroPlastic(R) C. The Company's EnviroPlastic(R) C line of materials, which are based on a polyester named polycaprolactone, are engineered to be compostable, water repellent polymer blends. EnviroPlastic(R) C blends are ideal for film based products that are designed to withstand contact with water, but which need to ultimately biodegrade in a compost environment. The EnviroPlastic(R) C line has been manufactured into blown and cast films and filaments, and demonstrates a high level of processability, aesthetics and acceptance of pigments. Under American Standard Testing Methodology ("ASTM") standard D5338, testing has indicated that more than 40% of EnviroPlastic(R) C materials will degrade within 45 days, which is similar to the degradation rates of paper products. The Company believes that EnviroPlastic(R) C blends are ideally suited for garden waste bags and agrotechnology applications.

         EnviroPlastic(R) Z. The Company's patented EnviroPlastic(R) Z materials are biodegradable and compostable polymers based on the polymer cellulose acetate derived from trees, a natural renewable resource. EnviroPlastic(R) Z materials are subjected to a high energy physical process that enhances their biodegradability and compostability. Product features include transparency, fast molding cycles, outstanding processability and degradation rates of 1 to 3 years. EnviroPlastic(R) Z materials have been successfully injection molded and extruded into sheet film. EnviroPlastic(R) Z materials are targeted for use in products in the packaging and medical disposable markets.

         EnviroPlastic(R) CRT. The Company's EnviroPlastic(R) CRT (controlled-release technology) polymer product line is a proprietary polymer coating derived from monomers such as urethane, acrylics, styrene and natural vegetable oils. This product line is different from the Company's other products in that it is not a polymer alloy or blend. The product line is targeted for fertilizer controlled-release coating applications including, in particular, urea granules. By coating urea granules with the Company's materials, it is possible to control the release of the fertilizer over a period of up to 120 days. Initial field test results of CRT have shown an average increase of 20% in crop yields. CRT technology has recently completed pilot scale production trials with a large North American fertilizer manufacturer.

         Deltco Technology. Deltco reprocesses thermoplastic polypropylene resins that are known as "wide spec" materials. These materials are offered in flake or pellet form and are available in white, natural and mixed colors. The performance characteristics of these post-industrial recycled materials compete with virgin polypropylene for injection molded products. Some examples of end use markets are medical, automotive, housewares and construction.

PRODUCT TESTING

         Acceptance and degradation testing for EnviroPlastic(R) alloys has been conducted by several independent testing organizations and governmental agencies. Comprehensive studies completed by the U.S. Department of the Interior on polyethylene oxide, the base material for the Company's EnviroPlastic(R) H product line, have determined that it is non-toxic (acceptable volume of five parts per million) to marine life such as bacteria, algae and fish. The findings also indicate that in laboratory tests, sewage effluent containing these polymers has an above normal flow rate through the sewer. Tests have also confirmed the compostable or biodegradable capabilities of the Company's EnviroPlastic(R) C and Z materials as being similar to that of yard waste, cardboard and magazines. Additional tests, such as cytotoxicity screening and sea water degradation, have been performed on EnviroPlastic(R) materials by the company's customers with favorable results.

         In addition to the product testing performed on EnviroPlastic(R) technologies, testing focused on the Company's Aquadro(TM) and CRT technologies commenced in 1996. Aquadro(TM) testing to date has included tests designed to assess film properties, melting point, water vapor transmission and oxygen permeability testing. Degradation testing on Aquadro(TM) formulations has also been conducted and confirmed by independent research laboratories. Additional product testing related to the Aquadro(TM) technology included injection molding trials, environmental and humidity testing, and controlled dispersion analysis. CRT technology testing has occurred in situ both in North America and the Far East. Field testing continues and results to date indicate an average 20% increase in crop yields. Planet's technologies are subject to continuous customer testing and evaluation. Product testing for new and existing technologies will continue as appropriate. However, there can be no assurance that results from testing will continue to be favorable, or that products which produce initial positive test results will be engineered to meet the specifications necessary to commercialize such product.

MARKETS AND APPLICATIONS

ENVIROPLASTIC(R) AND AQUADRO(TM)

         The Company is focusing on specific market opportunities where the Company believes that its Enviroplastic materials, coupled with its polymer chemistry expertise, address current or emerging market requirements. The Company is currently targeting the following markets for EnviroPlastic(R):

         Personal Hygiene. Personal Hygiene products targeted by the Company include diaper film, feminine hygiene applicators, panty liners, tampon applicators, and personal hygiene wrappers. These products currently represent a market of approximately $8.0 billion in annual worldwide manufacturer sales. Plastic components account for approximately 10 to 20 percent of the manufacturer's cost of such hygiene products.

         The Company's technologies offer both product enhancements and environmental benefits in both film and injection molded applications in the personal hygiene market. The Company believes that its hydrodegradable polymer materials, which dissolve or disperse when exposed to water, are ideally suited for the manufacture of disposable diaper film, flushable feminine hygiene products and incontinence products. Prototype samples of these products, manufactured with Planet's EnviroPlastic H polymer blends, have demonstrated that they can be disposed of in the toilet and jettisoned into the sewage system. The Company believes that consumers will consider this method of disposal to be a more convenient and environmentally sound method of disposal.

         Agrotechnology. The Company believes that Enviroplastic materials provide a potential solution to the problem of soil and water contamination in the fertilizer industry. The use of controlled-release technology decreases the water contamination caused by unacceptably high levels of nitrates dissolved in the water table and provides a cost effective method of dissemination of the fertilizer product. Additionally, controlled-release fertilizers using Enviroplastic materials are not washed away by rain.

         Planet is allocating resources towards the controlled-release fertilizer (urea) marketplace. A major commodity in world trade, urea consumption worldwide in 1993 was estimated to exceed $4.5 billion US dollars.

         Medical Disposables. The health care industry has experienced a substantial increase in the transmission of infectious diseases (such as HIV/AIDS and hepatitis) through cross-infection. A 1990 conference sponsored by the United States Center for Disease Control reported that hospital-acquired bloodstream infections increased 133% from 1980 to 1989. The heightened profile of infectious diseases, as well as cost containment pressures in the health industry, have focused significant attention towards the medical disposable industry.

         Potential applications for the medical disposable marketplace may consist of suture packs, ostomy related products and various disposable hospital supplies and devices. According to forecasts from the Freedonia Market Research Group of Cleveland, Ohio, USA, demand for disposable medical supplies in the US is anticipated to reach a $30 billion value by 1998. Planet believes that it's injection molded Aquadro(TM) product is well-positioned to capitalize on the increasing concern for safe, efficient and environmentally-compatible disposable medical supplies.


DELTCO; RECYCLED MATERIAL

         In addition to its degradable plastic products, the Company, through Deltco, offers recycled polymer products sold to the following industries:
Automotive, Construction, Gardening, Household Products, Medical, Packaging, Catering, Agriculture, and Furniture. Deltco has marketed its products as a price performance alternative to virgin polypropylene. Over the last ten years, Deltco has built a customer base covering a variety of applications. These applications include medical admission kit tubs, automatic heater/AC duct work, flower pots, hanging plant baskets, garment hangers, concrete testing specimen holders, decorative lawn furniture, fencing and other related products.

         Planet anticipates that it will apply its Enviroplastic technologies and Deltco's materials to these and other markets in the future. Enviroplastic applications are in the early stages of evaluation, however, and Planet has not determined at this time whether any of its targeted markets are likely to result in a significant commercial opportunity for the Company. There can be no assurance that unforeseen problems will not develop with respect to the Company's technology or products or that the Company will be successful in completing the commercial implementation of its technology. A significant risk remains as to the timing of commercial implementation and the prospects of commercial success of the Company's technology and products.

STRATEGIC ALLIANCES

         To facilitate the development and commercialization of EnviroPlastic(R) products, Planet has pursued a strategy of aligning itself with a number of companies in the areas of product development and marketing. To date, however, the Company has not commercialized or sold in commercial quantities any products based on its technologies.

         Customer Alliances. Planet has sought to develop strategic relationships with customers both to define particular EnviroPlastic(R) product specifications and to promote acceptance of the Company's products and technology. These relationships generally involve joint development of product specifications and provide for product development and pilot runs that are funded by the customer. The Company's current joint development and license agreements generally require Planet to conduct research and development on a specific application of one of its technologies in exchange for a development fee. Typically, new technology resulting from the customer-funded research and development is owned by the customer and Planet receives a royalty-free, perpetual, exclusive license to the new technology outside of the customer's specified field of business. The customer would be granted a perpetual, exclusive license to use the relevant underlying Planet technology solely in a specified field of business and would be obligated either to pay a royalty to Planet or to purchase its EnviroPlastic(R) materials requirements from Planet.

         The Company believes that its strategy of aligning itself with selected customers is significant for a number of reasons:

         - Close collaboration with the engineering and technical personnel of a customer allows the Company to develop precise specifications designed to ensure cost-effective application of the Company's products to the requirements of the customer.

         - Planet is able to engage in innovative and extensive product development and test programs that are funded primarily by the customer. Customer funding has allowed the Company to pursue development of multiple applications for EnviroPlastic(R) products.

         - Planet believes that the emergence and development of the market for its products will accelerate if one or more of the customers with which the Company has a relationship decides to deploy the Company's products on a large-scale basis.

         Planet intends to continue to develop similar strategic relationships that may help it to promote its products or that might extend the range of product solutions provided by the Company's EnviroPlastic(R) materials. The Company has in the past entered into non-disclosure agreements providing for the confidential exchange of information and discussion with potential strategic partners and customers. There can be no assurance that any such agreements will result in any development and license agreements or commercial relationships. There can be no assurance that the Company will be able to negotiate acceptable customer relationships in the future, or that its existing joint development and licensing agreements will be successful.

         Marketing Relationships. To assist in the penetration of its markets, the Company is relying on relationships with distributors, marketers and business representatives. In certain cases, these relationships may also make available a second source of supply for the Company's potential customers. The Company has agreements with Mitsubishi/Nippon Shokubai, a partnership between two diversified Japanese trading companies, and Green Planet Philippines, a Philippine joint venture company formed between Jelma Marketing Corporation and Planet. These agreements are intended to promote the Company's technology in the Japanese and Filipino markets, respectively. Mitsubishi/Nippon Shokubai has the exclusive right to introduce certain technologies to potential partners and an exclusive sales agency right for materials and products supplied by Planet to such parties in Japan. Green Planet has exclusive marketing rights in the Philippines for Planet's EnviroPlastic(R) products. The agreement calls for Green Planet Philippines to offer exclusive marketing efforts towards the marketing and sales of EnviroPlastic(R), with Planet supplying technical advice and marketing literature.

         In the United States, the Company has extended its relationship with Am-Re Strategic Ventures, a unit of American Re Corp. Pursuant to the Company's agreement with ARS, ARS is to provide consulting and marketing services to the Company on a commission basis for the purpose of finding potential customers to participate in pilot development programs. Pursuant to Planet's original agreement with ARS, ARS was granted warrants to purchase 35,714 shares of the Company's Common Stock at an exercise price of $3.00 per share.

SALES AND MARKETING

         Planet primarily relies on direct sales efforts and strategic marketing alliances to market the Company's products and technologies. Many of these direct sales efforts are based on the initiatives of the Company's senior management and consultants. The Company believes that these efforts have provided the Company with significant market exposure and have continued the educational process required to commercialize its technology in an emerging industry. In addition to Planet's internal sales and marketing team located in San Diego, California, the Company engages outside representatives to service Planet's customers domestically and internationally. The Company also advertises in technical and trade publications and is represented at some global trade shows. In order to leverage its sales and marketing efforts, Planet has also developed a series of strategic alliances and relationships in several countries focusing on targeted market segments. See "Strategic Alliances."

         Most of the Company's technologies are designed to be specially engineered to enhance, and become incorporated into, customers' products. Due to this high degree of product specialization, the Company expects the average sales cycle for its products to be approximately 24 to 36 months. The average sales cycle includes initial customer contacts, specification writing, engineering design, prototype construction, pilot testing, regulatory approval (if any) sales and marketing and commercial manufacture. A significant amount of time and energy is required by the sales and marketing staff to educate the customer, understand the customer's unique application requirements and recommend the appropriate solution.

COMPETITION

         The primary source of competition for the Company's products currently comes from suppliers of conventional non-degradable plastic products. The use of non-degradable products and current methods of solid waste disposal are well established and accepted by both consumers and the industry, many of whom may be indifferent to the benefits offered by Planet's technologies. Many of the Company's competitors who provide these non-degradable products have significantly greater financial, technical and human resources than the Company. Direct competition with respect to degradable polymer materials is limited. Technologies which the Company believes to be potentially competitive include polyvinyl alcohol, starch-based polymers and polylactic acid. A lessening of political or consumer concern for environmental aspects of waste disposal could significantly harm the Company's competitive position. There can be no assurance that any one of these potentially competitive technologies will not obtain a significant market share prior to the commercialization of the Company's EnviroPlastic(R) products. The development of a competing or superior technology or the commercialization of such technology by any one of the Company's potential competitors could have a material adverse effect on the Company's sales or operating profits.

         The degradable plastics market is currently highly fragmented, with no single manufacturer commanding significant market share. However, the natural consolidation associated with industry maturity could result in increased competition, leading to price reduction, reduced margins and a loss of market share. The Company believes that it's technologies compete favorably with respect to the principal competition factors of the Company's markets, i.e., price, processability, quality, environmental impact and convenience.

MANUFACTURING AND SUPPLIERS

         Planet manufactures polymer materials in pellet form from base raw materials purchased from third party vendors. The Company has manufactured only limited production quantities of its products at its facility in San Diego, California, and continues to use contract manufacturers to produce larger quantities of materials when required. In January 1996, the Company acquired Deltco, a single-screw compounding manufacturer in Wisconsin. The acquisition provided the Company with an expandable midwest presence and experience in large scale manufacturing. The Company is considering alternatives for the expansion of its manufacturing infrastructure to facilitate the scale up that would be necessary should large orders for commercial volumes of the Company's products be placed by the Company's customers.

         The components for Planet's polymer blends, alloys and coating products are available from several suppliers such as Union Carbide, Dow Chemical, Dupont, Shell Chemical and Eastman Chemical, as well as other sources. The Company has not executed long-term supply agreements with any of its vendors. To date, the Company has obtained adequate quantities of raw materials on acceptable terms to meet its requirements, with volume purchase orders on some items in order to obtain quantity discounts. The Company does not anticipate significant difficulties in obtaining raw materials in sufficient quantities to meet its anticipated needs. Should supply problems arise, however, the Company's inability to develop alternative cost-effective sources could materially impair the Company's ability to manufacture and deliver products. Additionally, an interruption or reduction in the source of supply of any of the component materials, or an unanticipated increase in vendor prices, could materially and adversely affect the Company's operating results and damage customer relationships.

         Deltco purchases the majority of its scrap resins from 3M and its affiliates. Although a formal supply agreement has not been executed with 3M, Deltco has enjoyed a long term relationship with 3M, and has obtained adequate quantities of raw materials on acceptable terms to meet its requirements. There can be no assurance, however, that the supply of raw materials from 3M or other sources will not be interrupted. In addition, although the Company has identified potential alternative sources of raw material for Deltco, there can be no assurance that such alternative sources will be able to provide raw materials meeting the Company's quality control standards, if at all.

RESEARCH AND DEVELOPMENT

         Research and development expenditures since the Company's inception through December 31, 1996 have totaled approximately $1.6 million, of which approximately $855,000 was customer funded. Planet believes that its long-term success depends on the continued development and commercialization of cost-effective solutions consisting of engineered environmentally-compatible polymer materials. The Company currently has two Ph.D. polymer scientists, one Ph.D. chemist, one chemical engineer and one process technician engaged in product development programs, which include polymer synthesis, polymer blending, process development and pilot scale manufacturing and testing. The Company aims to design and develop new products internally and, where appropriate, acquire existing technologies for commercialization, although the Company currently has no plans for any such acquisitions.

         Historically, Planet's research and development efforts have been focused primarily on hydrodegradable polymers (EnviroPlastic(R) H and Aquadro(TM)), controlled-release degradable fertilizer coatings (EnviroPlastic(R) CRT), and manufacturing methodologies relating to all of the Company's proprietary technologies. In 1996, however, the Company commenced several new research and development projects, including projects focused on fruit and vegetable preservation technology, encapsulation technology and self sterilizing materials. These research and development projects are in their initial phases, however, and there can be no assurance that the Company will be successful in completing the development or commercial implementation of any technologies or products that are the subject of such projects.

         Fruit and Vegetable Preservation Technology- The Company has built upon the knowledge base it developed in connection with its Aquadro(TM) and Coating Technologies, and has begun to conduct research and development related to the preservation of fruit and vegetables using hydro-degradable polymers. When a polymer coating is allowed to dry on the surface of a fruit or vegetable, the polymer forms a very thin layer which acts to modify the internal atmosphere of the fruit, particularly causing a significant reduction in the oxygen concentration within the fruit, without effecting the internal concentration of CO2. Preliminary test and observational results show that Planet's coating allowed ethylene triggered green bananas to remain green for 25 days. Although Planet's preservation coating technology has shown some positive results, further testing is essential, and there can be no assurance that initial test results will be replicated consistently, if at all.

         Encapsulation Technology- Planet is working to develop a biodegradable encapsulation technology to control the release of pesticides and herbicides. This encapsulation material is modified from natural resins and is designed to provide a biodegradable coating to control the release from one day to a few months. Based on initial testing on pesticides by third parties, test results have shown that the encapsulation coating material reduces the release rate significantly compared to existing materials. However, further efficacy and toxicity testing is essential, and there can be no assurance that initial test results will be replicated consistently, if at all.

         Self Sterilizing Material - Planet Polymer's self sterilizing material technology is designed to provide solutions that eliminate infectious diseases caused by micro-organisms by inhibiting the growth of a broad range of bacteria over different time periods. The technology can incorporate antimicrobial agents into low density polyethylene, as well as encapsulate antimicrobial agents into polyvinyl alcohol. Both antimicrobial-incorporated materials have shown very good bacterial inhibition results. The bacteria inhibition tests for the PVOH film were conducted by a private clinical laboratory with test results showing that the zone of inhibition for the organisms E.coli and S. aureaus remain effective for a period of time that leads the Company to believe that the technology can be engineered to meet the customer's specifications. Planet's self sterilizing material technology has progressed dramatically through several generations of materials with positive test results. However, further testing is required, and there can be no assurance that initial test results will be replicated consistently, if at all.

INTELLECTUAL PROPERTY AND PROPRIETARY TECHNOLOGY

         The Company believes that, although the ownership of patents is a significant competitive advantage in its business, its success also depends on the innovative skills, technical competence, and marketing ability of its scientific, engineering, and marketing and sales personnel. The Company intends to continue to design and develop proprietary engineered, environmentally compatible polymer blends and alloys, as well as enhancements and improvements on existing products and will seek patent and trademark protection for such inventions, improvements and enhancements as appropriate.

         In 1996, the Company expanded its existing patent portfolio with the issuance of a patent for the Company's EnviroPlastic(R)-Z technology. In addition a patent for the Aquadro(TM) technology has been approved and is expected to issue in mid-1997. All other technologies of the Company are considered trade secrets and patent protection will be pursued as appropriate.

         The Company believes that its continued research and development efforts and relationship driven strategic alliances with customers provide it with a competitive advantage. There can be no assurance, however, that a competitor with substantial financial resources or technical expertise will not develop polymer materials equivalent to Planet's. The Company relies on trade secret and proprietary know-how and process technology which it seeks to protect, in part, by confidentiality agreements with its employees, consultants and customers. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

         In addition, there can be no assurance that the Company's pending patent applications will be approved, that the Company will develop additional proprietary materials or processes that are patentable, that any patents issued to the Company or any of its licenses will provide the Company with competitive advantages or will not be successfully challenged by third parties or that the patents of others will not have an adverse effect on the ability of the Company to conduct its business. Furthermore, there can be no assurance that others will not independently develop similar or superior technologies, duplicate any of the Company's processes or design around the patented materials developed by the Company. The Company believes that its products, patents, trademarks and other proprietary rights do not infringe the property rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future. It is possible that the Company may need to acquire licenses to, or to contest the validity of, issued or pending patents of third parties relating to the Company's technology. There can be no assurance that licenses under such patents would be made available to the Company on acceptable terms, if at all, or that the Company would prevail in any such contest. In addition, the Company could incur substantial costs defending itself in suits brought against the Company with respect to patents or in bringing suits against other parties.

GOVERNMENT REGULATION

         Certain end products into which the Company's products are incorporated may be subject to significant regulation and approval by federal, state and local entities such as the FDA and the EPA. Similar regulatory agencies exist worldwide. The Company may be required to provide its customers with technical information on its products to be used by the customer in the regulatory process. The Company's customers will have primary responsibility for obtaining any required governmental approvals. The approval process could be costly and lengthy and potential sales of the Company's products could be significantly delayed and/or eliminated as to end products subject to such regulatory approval.

EMPLOYEES

         The Company currently has eleven full-time employees at its corporate headquarters in San Diego, California, three of whom hold doctoral degrees. Five employees are engaged in research and development activities, three are involved in sales and marketing, and three are in administrative, business development, operations and research support positions. Deltco currently has thirty-five full-time employees at its facility in Ashland, Wisconsin. Two employees are in administrative, business development and support positions and the remaining thirty-three are in production and material handling positions.

         Competition for employees in the Company's industry is intense. The Company believes that its future success will depend in part on its ability to recruit, retain and motivate qualified management, marketing, technical and administrative employees. The Company has employment agreements with three key employees and a consulting agreement with a member of the Board of Directors for on-going services. None of the Company's employees are covered by collective bargaining agreements, and management considers relations with employees to be good.

RISK FACTORS

History of Operating Losses

         The Company's revenues to date have consisted primarily of revenues generated by Deltco and contract research and development revenues. For the years ended December 31, 1995 and 1996, the Company had net losses of approximately $2.01 million and $2.83 million, respectively. As of December 31, 1996, the Company had an accumulated deficit of approximately $7.17 million. The Company's product shipments to date have related primarily to the Company's research and development efforts and customer pilot trials. planet has generated minimal revenues from product sales. due to lengthy customer evaluation and acceptance periods, the company expects that negative cash flow from operations will continue and increase for the foreseeable future. The Company has not received significant commitments beyond the research, development and testing stage from any customer regarding purchases of the Company's products or technologies. Full-scale commercial use of any of the Company's products will require additional development and testing. There can be no assurance as to the timing of the commercial deployment of the Company's products or that the Company's products and technology will ever receive widespread market acceptance.

Future Capital Needs; Uncertainty of Additional Funding

         The Company's future capital requirements will depend on many factors, including the cost of manufacturing scale-up, the timing of market acceptance of the Company's products, competing technological and market developments and the costs involved in filing, prosecuting and enforcing patent claims. The Company anticipates that its existing resources will enable the Company to maintain its current and planned operations only through September 1997 and the report of the Company's independent accountants included with this Annual Report places emphasis on the uncertainty that the Company will continue as a going concern. There can be no assurance that changes in the Company's plans or other events affecting the Company's operating expenses will not result in the expenditure of the Company's existing resources before such time. The Company will need to raise substantial additional funds to continue its current and planned operations beyond September 1997 and to establish large-scale manufacturing capabilities.

         The Company intends to seek additional funding through partnership arrangements or the extension of existing arrangements or through public or private equity or debt financing. There can be no assurance that additional financing will be available on acceptable terms, or at all. If the Company is required to sell equity to raise additional funds, the Company's existing shareholders may incur substantial dilution and any shares so issued may have rights, preferences and privileges superior to the rights, preferences and privileges of the Company's outstanding Common Stock. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its activities or to obtain funds through arrangements with third parties that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself.

Uncertainty of Market Acceptance

         The Company's success is dependent on the commercial acceptance of its technologies by the various industries targeted by the Company's products. Although the Company's products have undergone numerous product trials with customers, to date no customer has made a significant commitment to purchase any of the Company's products. There can be no certainty as to the amount of time required to achieve full-scale commercialization, and the commercialization process of any new product could take several years. There can be no assurance that any customer will adopt the Company's technology or that the Company's products will receive broad market acceptance as an economically acceptable alternative to conventional plastics. Broad market acceptance of the Company's products will depend upon the Company's ability to demonstrate to potential customers that its products can compete favorably with conventional plastic products. There can be no assurance that any of the Company's targeted markets will result in a significant commercial opportunity for the Company, that unforeseen problems will not develop with respect to the Company's technology or products or that the Company will be successful in completing the commercial implementation of its technology. A significant risk remains as to the timing of commercial implementation and the prospects of commercial success for the Company's technology and products. In addition, Planet will need to achieve further product cost reductions to compete successfully in the future. Although Planet intends to achieve such reductions through a combination of engineering and process improvements and economies of scale, there can be no assurance that Planet will achieve its cost objectives.

Technological Uncertainty

         The Company is developing an innovative approach to address the solid waste disposal concerns of many industries. There can be no assurance that unforeseen problems will not develop with respect to the Company's technology or products or that the Company will be successful in completing the development or the commercial implementation of its technology. In order to be successful, the Company must be able to provide its products with a price-value relationship that is competitive with alternative solutions. A significant risk remains as to the technological performance, the implementation schedule and the prospects of commercial success of the Company's technology and products.

Limited Manufacturing Experience and Capability

         Planet's facility in San Diego, California is a pilot production facility with limited manufacturing capability. Deltco's facility is in Ashland, Wisconsin. In the event that production at either facility were interrupted by fire, earthquakes, floods or other acts of God, regulatory actions or other causes, the Company would be unable to continue to develop and manufacture its products. Such an interruption would materially and adversely affect the Company's business and results of operations. To date the Company has manufactured and sold only small quantities of its EnviroPlastic(R) products for commercial use. Planet's San Diego facility is inadequate to handle higher commercial volume manufacturing, and in order to increase production capability Planet will need to either expand the production capabilities of Deltco or seek additional facilities, either of which would require significant expenditures and additional personnel. Although the Company plans to establish manufacturing relationships with contract manufacturers, no manufacturer has produced significant volumes of Planet's products to date. To be successful, the Company's products must be manufactured in commercial quantities at competitive costs. If the Company is unable to develop or contract for manufacturing capabilities on acceptable terms, the Company's competitive position and its ability to achieve profitability could be materially impaired.

Reliance on Strategic Relationships

         Planet's technologies are designed to serve multiple industries affected by the problem of solid waste disposal. An important part of the Company's strategy is to promote acceptance of its products through technology and product alliances with certain customers. The Company's dependence on these customers raises certain risks with respect to the future success of the Company and its business. The Company has focused its product development efforts by working in close collaboration with its customers. Certain of the Company's customers are concurrently engaged in similar development and testing programs with other companies involving competing products and technologies. The Company's success is dependent on the successful completion and commercial deployment of its products and on the future commitment of its customers to the Company's products and technology. There can be no assurance that the Company's collaboration with its customers will result in products that are accepted by its customers or widely accepted in the marketplace.

Management of Growth

         Future company growth may challenge the Company's management, operational and financial resources. The Company may experience problems associated with the design, engineering and manufacturing scale-up of its products. The Company's ability to manage growth effectively will require it to continue to implement and improve its management, operational and financial systems and to expand, train and manage its employees.

         Management of growth is especially challenging for a Company with a short operating history and limited financial resources, and the failure to effectively manage growth could have a material adverse effect on the Company's results of operations. In addition, Planet has no experience in the operation of a large-scale production facility and there can be no assurance that the Company will not encounter unforeseen difficulties in the operation of a production facility that would adversely affect the Company's results of operations in future periods. Failure to upgrade operating and financial control systems or difficulties encountered during such upgrades could adversely affect the Company's business and results of operations. Although the Company believes that its systems and controls are adequate to address its current needs, there can be no assurance that such systems and controls will be adequate to address future changes in the Company's business.

Competition

         The primary source of competition for the Company's products currently comes from suppliers of conventional nondegradable plastic products. The use of non-degradable products and the current methods of solid waste disposal are well-established and accepted by both consumers and the industry, many of whom may be indifferent to the benefits offered by the Company's products. Many of the Company's competitors who provide these non-degradable products have significantly greater financial, technical and human resources than the Company. Changes in political and consumer emphasis on environmental factors in waste disposal could significantly harm the Company's competitive position relative to these established solutions with respect to certain of the Company's products whose principal advantage is degradability. Such changes may be imminent in light of the current political climate, the unlikelihood of increased environmental regulation and the possibility of a reduction in environmental regulation. In addition, the Company is subject to competition from other specialty chemical companies offering alternative solutions to solid waste disposal problems. There can be no assurance that the Company's competitors will not succeed in developing products or technologies that are more effective than any which have been or are being developed by the Company or which would render the Company's technology and products obsolete and noncompetitive. Many of the Company's potential competitors have substantially greater financial, technical and human resources than the Company. Accordingly, the Company's competitors may succeed in obtaining market acceptance for products more rapidly than the Company. Furthermore, if the Company obtains market acceptance of its products, it will also be competing with respect to volume manufacturing efficiency and marketing capabilities, areas in which the Company has limited or no experience.

Dependence on Key Personnel

         The Company's success depends to a significant extent upon the continued service of Robert J. Petcavich, the Company's Chairman, Chief Executive Officer and President, and the loss of such key executive could have a material adverse effect on the Company's business or results of operations. The Company is also dependent on other key personnel, and on its ability to continue to attract, retain and motivate highly skilled personnel. The competition for such employees is intense, and there can be no assurance that the Company will be successful in attracting, retaining or motivating key personnel.

Uncertainty of Protection of Patents and Proprietary Rights

         The Company relies on a combination of patent and trade secret protection, non-disclosure agreements and licensing arrangements to establish and protect its proprietary rights. The Company has filed and intends to file applications as appropriate for patents covering its products. There can be no assurance that patents will issue from any of the pending applications or, if patents do issue, that claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any issued patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company. Since U.S. patent applications are maintained in secrecy until patents issue, and since publication of inventions in the technical or patent literature tend to lag behind such inventions by several months, Planet cannot be certain that it was the first creator of inventions covered by its issued patents or pending patent applications or that it was the first to file patent applications for such inventions. Despite the Company's efforts to safeguard and maintain its proprietary rights, there can be no assurance that the Company will be successful in doing so or that the Company's competitors will not independently develop or patent technologies that are substantially equivalent or superior to the Company's technologies.

Availability of Raw Materials

         Although certain raw materials used in Planet's products are available from several sources, should supply problems arise, the inability of the Company to develop alternative sources of supply quickly and on a cost-effective basis could materially impair the Company's ability to manufacture and deliver its products. In addition, Deltco purchases the majority of its scrap resins from 3M. No formal supply agreement has been executed with 3M. Should demand for Planet's products substantially exceed current expectations, or if supply problems should arise with current vendors, there can be no assurance that the Company would be able to obtain sufficient quantities of raw materials from its current sources, or that alternate sources could be found without disrupting the manufacturing process.

Government Regulation

         Certain end products into which the Company's products are expected to be incorporated are subject to extensive government regulation in the United States by federal, state and local agencies including the EPA and the Food and Drug Administration (the "FDA"). Similar regulatory agencies exist worldwide. The Company's customers who incorporate the Company's products into consumer products will bear primary responsibility for obtaining any required regulatory approvals. The process of obtaining and maintaining FDA and any other required regulatory approvals for products is lengthy, expensive and uncertain, and regulatory authorities may delay or prevent product introductions or require additional tests prior to introduction. There can be no assurance that changes in existing regulations or the adoption of new regulations will not occur, which could prevent the Company or its customers from obtaining approval (or delay the approval of ) various products or could adversely affect market demand for the Company's products.

Product Liability

         Product liability claims may be asserted against the Company in the event that the use of the Company's products or products which incorporate the Company's products are alleged to have caused injury or other adverse effects, and such claims may involve large amounts of alleged damages and significant defense costs. The Company does not maintain product liability insurance. If the Company does obtain product liability insurance in the future, there can be no assurance that the liability limits or the scope of the Company's insurance policy would be adequate to protect against such potential claims. Additionally, the Company may not be able to obtain product liability insurance. Whether or not the Company obtains such insurance, a successful claim against the Company could have a material adverse effect on the Company. In addition, the Company's business reputation could be adversely affected by product liability claims, regardless of their merit or eventual outcome.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's executive offices, as well as research laboratories and a limited production facility, are located in approximately 7,800 square feet of leased office and manufacturing space in San Diego, California. The leases on this space will expire in July 1997 and provide for monthly rental payments of $5,491. The Company is currently reviewing leasing alternatives with respect to the operations located in this facility. Deltco currently leases approximately 35,000 square feet of space in Ashland, Wisconsin. The leases on Deltco's space begin to expire in 1999 and provide for monthly rental payments of $9,481. The Company intends to expand its manufacturing capabilities as demand for the Company's products increases and is in the process of identifying new facilities in the United States suitable for expansion. Additional debt or equity financing will be required prior to obtaining significant manufacturing facilities.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not involved in any litigation or legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock has been traded on the Nasdaq SmallCap tier of the Nasdaq Stock Market ("Nasdaq") under the symbol "POLY," since the Company's initial public offering on September 21, 1995. The following table sets forth the high and low sales prices of the Company's Common Stock for the period from September 21, 1995 through December 31, 1996 as furnished by Nasdaq. These prices reflect prices between dealers without retail markups, markdowns or commissions, and may not necessarily represent actual transactions:

                                                                High       Low
                                                                ----       ---
         Fiscal year ended December 31, 1995
              Third Quarter (from September 21, 1995)           7 7/8     6 1/8
              Fourth Quarter                                    8 3/4     3

         Fiscal year ended December 31, 1996
              First Quarter                                    16         6 3/4
              Second Quarter                                   14 1/2     7 3/4
              Third Quarter                                     9 1/4     5 3/4
              Fourth Quarter                                    8 1/2     3 7/8

         On March 27, 1997, the last reported sale price of the Company's Common Stock on the Nasdaq SmallCap market was $2.50. As of March 27, 1997, there were approximately 2,157 holders of record of the Company's Common Stock with 5,271,270 shares outstanding. The market price of shares of Common Stock, like that of the common stock of many other emerging growth companies, has been and is likely to continue to be highly volatile.

         No dividends have been declared or paid on the Company's Common Stock and the Company does not expect to pay any dividends in the forseeable future.

         On January 1, 1996, in connection with the purchase of Deltco, the Company issued 96,775 shares of restricted Common Stock to the sole shareholder of Deltco. The Company issued such shares in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve certain risks and uncertainties. The Company's actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Item 1 - Description of Business," including the section therein entitled "Risk Factors," this Item 6, and those discussed in any documents incorporated herein by reference.

         Since the Company was founded in 1991, with exception of resources expended in connection with the purchase and ongoing operation of Deltco, substantially all of Planet's resources have been devoted to the development and commercialization of its technologies and products. This has included the expenditure of funds to develop the Company's corporate infrastructure, support the Company's marketing efforts and establish a pilot production facility, in addition to research and development. Prior to the acquisition of Deltco, essentially all revenue recognized was from customer-funded research and development activities, which included service and product sales for customer pilot trials. Planet has incurred operating losses since inception and had an accumulated deficit as of December 31, 1996 of approximately $7.17 million. Pending commercial deployment of and related volume orders for the Company's products, the Company expects to incur additional losses.

         In January, 1996, Planet acquired Deltco, a manufacturer and reprocessor of plastic resins located in Ashland, Wisconsin. Planet maintains Deltco as a wholly-owned subsidiary.

         Pursuant to the Purchase and Sale Agreement related to the purchase of Deltco ("the Agreement"), Planet paid the sole shareholder of Deltco $1,125,000 and issued 96,775 shares of restricted Common Stock of Planet valued at $508,000 based on a discounted stock price at January 4, 1996. The Agreement also specified minimum net worth and cash balances at the date of transaction. The excess net worth of $36,000, reduced by $24,000 due from the seller brought the total purchase price to $1,646,000. Planet paid the cash portion of the purchase price out of its available cash reserves. The stock portion of the purchase price was paid with newly issued shares of Planet's Common Stock. The purchase price was allocated to the tangible assets and liabilities based on fair market value at the purchase date. The remaining amount, $617,000, was recorded as goodwill, which is being amortized over 20 years.

RESULTS OF OPERATIONS

         The Company's revenue increased from approximately $251,000 during the year ended December 31, 1995 to approximately $3,270,000 during the year ended December 31, 1996. This increase primarily reflects product sales of Deltco. The Company continued to focus on internally-funded, rather than customer-funded, product development in 1996. The Company, however, continues to participate in customer-funded development when appropriate, but believes internally-funded development is advantageous as to certain technologies and applications.

         Cost of sales increased from zero during the year ended December 31, 1995 to approximately $1,965,000 during the year ended December 31, 1996. This increase was due to the acquisition of Deltco.

         General and administrative expenses increased from approximately $872,000 during the year ended December 31, 1995 to approximately $1,900,000 during the year ended December 31, 1996. This increase was primarily due to a $479,000 one time, non-cash compensation expense for the fair value of options granted to an outside consultant during the first quarter of 1996 and a patent and trademark write-down of approximately $75,000. Other contributing factors that increased expenditures related to the expansion of the administrative infrastructure in anticipation of product commercialization, additional professional fees for activities associated with the Company's status as a public company, and costs incurred in connection with the acquisition of Deltco.

         Marketing expenses increased from approximately $973,000 during the year ended December 31, 1995 to approximately $1,439,000 during the year ended December 31, 1996. This increase was primarily attributable to the addition of sales and marketing personnel, efforts focused on increasing Deltco's customer base, and efforts focused on establishing international business alliances in anticipation of product commercialization.

         The Company's research and development expenses increased from approximately $473,000 during the year ended December 31, 1995 to approximately $840,000 during the year ended December 31, 1996. This increase was due to accelerated efforts spent on refining the Company's hydrodegradable and compostable products and related production trials, and the addition of research personnel.

         The Company's net loss increased from approximately $2.01 million during the year ended December 31, 1995 to approximately $2.83 million during the year ended December 31, 1996 as a result of the aforementioned contributing factors.

         As of December 31, 1996, the Company had a net operating loss carry forward for federal income tax purposes of approximately $6,195,000, and for California State tax purposes of approximately $4,153,000. Annual utilization of loss carryforwards may be limited due to ownership changes.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, Planet has financed its operations primarily through the sale of equity securities and revenue from customer development agreements. The Company has raised approximately $4 million (net of issuance costs) from the private sale of Common Stock and exercise of warrants to purchase Common Stock. In September 1995 the Company completed its initial public offering in which it sold an aggregate of 1,150,000 shares of Common Stock to the public and received net proceeds of approximately $5.6 million. In January 1996, the Company used $1,125,000 in cash and issued 96,775 shares of restricted Common Stock valued at approximately $508,000 to acquire Deltco in a purchase transaction. In connection with the purchase, the Company now has one outstanding debt agreement related to a Small Business Administration loan collateralized by Deltco. As of December 31, 1996 the loan balance was approximately $264,000. The Company has no material commitments for capital expenditures but anticipates expenditures in early 1998 of approximately $25,000 to update its computer software to enable it to operate in years subsequent to 1999.

         The Company used approximately $2,294,000 for operations for the year ended December 31, 1996. Such funds have been used for research and development activities, marketing efforts and administrative support.

         The Company received approximately $786,000 from investing activities for the year ended December 31, 1996. Such funds were received from the sale of short-term investments, offset by amounts used to purchase Deltco.

         The Company used approximately $109,000 for financing activities for the year ended December 31, 1996. Such funds were used primarily to repay notes and for payments on the long-term debt at Deltco.

         The Company believes that existing sources of liquidity and anticipated revenue, including revenues generated from Deltco, will satisfy the Company's projected working capital and other cash requirements through at least September, 1997. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operating expenses will not result in the expenditure of such resources before such time. The Company expects that it will need to raise substantial additional funds to continue its current and planned operations and establish large-scale manufacturing capabilities. The Company intends to seek additional funding from existing and potential customers or through public or private equity or debt financing. There can be no assurance that additional financing will be available on acceptable terms, or at all.

ITEM 7.  FINANCIAL STATEMENTS

         The information required by this item is included in the Appendix attached hereto and incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information required by this item is incorporated by reference from Issuer's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with its 1997 Annual Meeting of Shareholders (the "Proxy Statement") under the headings "Proposal 1 - Election of Directors," "Compliance with Section 16(a) of the Securities Exchange Act of 1934," and "Additional Information - Management."

ITEM 10. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the Proxy Statement under the heading "Executive Compensation."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference from the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the proxy statement under the heading "certain relationships and related transactions."

                                    PART IV.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) 1. Financial Statements. Financial statements are attached as the Appendix to this report. The index to the financial statements is found on page F-1 of the Appendix.

               2. Financial Statement Schedules. All schedules are omitted since the required information is not present or is not present in amounts sufficient to require a submission of the schedules, or because the information required is included in the financial statements and notes thereto.

               3. Exhibits. See Exhibit Index in part (c), below.

         (b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1996.

         (c)      Exhibit Number    Description

                  3.1(1)            Restated Articles of Incorporation of the
                                    Registrant.

                  3.2(1)            Restated Bylaws of the Registrant.

                  4.1               Reference is made to Exhibits 3.1 and 3.2.

                  4.2(1)            Form of warrant issued to Underwriters.

                  4.3(1) Form of Class B Warrant, with related schedule of warrantholders.

                  4.4(1)            Warrant issued to Reynolds Kendrick
                                    Stratton.

                  4.5(1) Form of warrant issued to advisors, with related schedule of warrantholders.

                  4.6(1)            Specimen Stock Certificate.

                  4.7(2) Non-statutory Stock Options granted in September 1994 to Dr. Petcavich and Messrs. Wright and To.

                  4.8(1)            Warrant issued to Am-Re Services, Inc.

                  10.1(1) Form of Indemnity Agreement entered into between the Registrant and each of its executive officers and directors.

                  10.2(1)           Registrant's 1995 Stock Option Plan (the
                                    "Option Plan").

                  10.3(1) Form of Incentive Stock Option Grant under the Option Plan.

                  10.4(1) Form of Non-statutory Stock Option Grant under the Option Plan.

                  10.5(1) Standard Industrial Gross Lease, dated June 1, 1992, between the Registrant and The Trustees Under the Will and of the Estate of James Campbell, Deceased, as amended August 13, 1992 and May 3, 1994.

                  10.6(1) Agreement to Assign Proprietary Rights between the Registrant and Dr. Robert J. Petcavich.

                  10.7(1) Form of Confidential Information Agreement entered into between the Registrant and its employees.

                  10.8(3) Purchase and Sale Agreement dated as of January 1, 1996, by and among the Registrant, Deltco of Wisconsin, Inc., and Jack G. Martinsen.

                  10.9(4) Executive Employment Agreement dated January 1, 1996, between the Registrant and Robert
                                    J. Petcavich.

                  10.10(4) Consulting Services Agreement dated January 1, 1996 between the Registrant and Tarrenz, Inc.

                  11.1(5) Statement of Computation of Common and Common Equivalent Shares.

                  23.1(5)           Consent of Coopers & Lybrand L.L.P.

                  24.1              Power of Attorney. Reference is made to page
                                    22.

                  27.1(5)           Financial Data Schedule

----------
                  (1) Previously filed as an exhibit to the Registration statement on Form SB-2, as amended (No. 33-91984 LA) and incorporated herein by reference.
                  (2) Previously filed as an exhibit to the Registration Statement on Form S-8 (No. 333-1042) filed on February 5, 1996 and incorporated herein by reference.
                  (3) Previously filed as an exhibit to the current report on Form 8K filed on January 11, 1996, as amended by the current report on Form 8-K/A (Amendment No. 1) filed by the Company on March 15, 1996 and incorporated herein by reference.
                  (4) Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB filed for the fiscal ended December 31, 1995.
                  (5)      Filed as an Exhibit to this annual report on Form
                           10-KSB.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PLANET POLYMER TECHNOLOGIES, INC.




Dated April 15, 1997          By: /s/ ROBERT J. PETCAVICH
                                 -----------------------------------------------
                                 Robert J. Petcavich
                                 President, Chief Executive Officer and Director



                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert Petcavich, his attorney-in-fact, each with the power of substitution, for him, in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that each the attorney in-fact, or his substitute may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                          Title                                               Date
---------                          -----                                               ----
/s/ ROBERT J. PETCAVICH            President,                                          April 15, 1997
-----------------------------      Chief Executive Officer and Director
Robert J. Petcavich                (Principal Executive Officer)
                                   (Principal Financial and Accounting Officer)




/s/ MICHAEL COLEMAN                Director                                            April 15, 1997
-----------------------------
Michael Coleman

                                    APPENDIX

                              FINANCIAL STATEMENTS

             INDEX TO FINANCIAL STATEMENTS -- ITEM 7 OF FORM 10-KSB

    Report of Independent Accountants..............................................................................  F-2

    Consolidated Financial Statements and Notes:

    Balance Sheet as of December 31, 1996..........................................................................  F-3

    Statements of Operations for the Years Ended December 31, 1995 and 1996........................................  F-4

    Statements of Shareholders' Equity for the Years Ended December 31, 1995 and 1996..............................  F-5

    Statements of Cash Flows for the Years Ended December 31, 1995 and 1996........................................  F-6

    Notes to Financial Statements..................................................................................  F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of Planet Polymer Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Planet Polymer Technologies, Inc. and Subsidiary (collectively the "Company"), as of December 31, 1996 and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Planet Polymer Technologies, Inc. and Subsidiary as of December 31, 1996 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and has limited capital resources that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




                                        COOPERS & LYBRAND L.L.P.

San Diego, California
April 8, 1997

                           CONSOLIDATED BALANCE SHEET
                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY
                               ------------------


                                                                                       December 31,
 ASSETS                                                                                    1996
                                                                                           ----
Current assets:
   Cash and cash equivalents                                                           $  1,640,392
    Accounts receivable, net of allowance for doubtful accounts of $10,000                  523,386
    Due from related party                                                                   98,380
    Inventories                                                                             369,575
    Prepaid expenses                                                                         48,756
    Deferred income taxes                                                                    13,913
                                                                                       ------------
         Total current assets                                                             2,694,402


Property, plant and equipment, net                                                          923,378
Goodwill, net                                                                               608,021
Patents and other, net                                                                      344,419
                                                                                       ------------
         Total assets                                                                  $  4,570,220
                                                                                       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                              $    310,958
    Notes payable                                                                           329,337
                                                                                       ------------
         Total current liabilities                                                          640,295

Other liabilities                                                                           311,212
Deferred income taxes                                                                        14,334
                                                                                       ------------
         Total liabilities                                                                  965,841
                                                                                       ------------

Shareholders' equity:
    Preferred Stock, no par value, 5,000,000 shares authorized, no shares outstanding
    Common Stock, no par value, 20,000,000 shares authorized, 5,271,270 shares
      issued and outstanding                                                             10,774,079
    Accumulated deficit                                                                  (7,169,700)
                                                                                       ------------
         Total shareholders' equity                                                       3,604,379
                                                                                       ------------
         Total liabilities and shareholders' equity                                    $  4,570,220
                                                                                       ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 ---------------


                                                Years ended December 31,
                                              ----------------------------
                                                  1995              1996
                                                  ----              ----
Development revenue                           $   250,532      $   255,269
Sales                                                  --        3,014,382
                                              -----------      -----------
      Total revenue                               250,532        3,269,651
Cost of sales                                          --        1,964,784
                                              -----------      -----------
                                                  250,532        1,304,867
                                              -----------      -----------
Operating expenses:
    General and administrative                    871,763        1,899,798
    Marketing                                     973,184        1,439,203
    Research and development                      472,780          839,737
                                              -----------      -----------
      Total operating expenses                  2,317,727        4,178,738
                                              -----------      -----------
      Loss from operations                     (2,067,195)      (2,873,871)
Other income, net                                  60,815           96,364
                                              -----------      -----------
    Loss before income taxes                   (2,006,380)      (2,777,507)
      Income taxes                                     --           51,080
                                              -----------      -----------
    Net loss                                  $(2,006,380)     $(2,828,587)
                                              ===========      ===========
    Net loss per share                        $     (0.46)     $     (0.54)
                                              ===========      ===========
    Shares used in per share computations       4,338,672        5,260,693
                                              ===========      ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 ---------------


                                                           Common Stock
                                                     ------------------------         Accumulated
                                                     Shares            Amount           Deficit             Total
                                                     ------            ------           -------             -----
Balance at December 31, 1994                        3,886,183       $ 3,547,973       $(2,334,733)       $ 1,213,240
Warrants exercised for Common Stock                     8,659            21,301                --             21,301
Issuance of Common Stock, net                       1,269,047         6,130,745                --          6,130,745
Net loss for year                                          --                --        (2,006,380)        (2,006,380)
                                                    ---------       -----------       -----------        -----------
Balance at December 31, 1995                        5,163,889         9,700,019        (4,341,113)         5,358,906
Acquisition of Deltco of Wisconsin, Inc.               96,775           508,069                --            508,069
Issuance of Common Stock under incentive
   compensation plan                                   10,606            87,500                --             87,500
Fair market value of stock options granted to
   an outside consultant                                   --           478,491                --            478,491
Net loss for year                                          --                --        (2,828,587)        (2,828,587)
                                                    ---------       -----------       -----------        -----------
Balance at December 31, 1996                        5,271,270       $10,774,079       $(7,169,700)       $ 3,604,379
                                                    =========       ===========       ===========        ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 ---------------

                                                                                 Years ended December 31,
                                                                                 ------------------------
                                                                                  1995              1996
                                                                                  ----              ----
 Cash flows from operating activities:
     Net loss                                                                $(2,006,380)       $(2,828,587)
     Adjustments to reconcile net loss to net cash used
       by operating activities:
       Depreciation and amortization                                              59,456            182,656
       Compensation expense - non cash                                                --            565,991
       Loss on disposal of assets                                                     --             79,226
       Income tax provision                                                           --             51,080
     Changes in assets and liabilities, net of effects of acquisition:
       Accounts receivable                                                        17,207            (51,852)
       Related party receivables                                                      --           (148,380)
       Inventories                                                                (5,916)           (83,497)
       Other                                                                     (36,389)            19,917
       Accounts payable and accrued expenses                                      61,868           (388,295)
       Other liabilities                                                              --            307,770
                                                                             -----------        -----------
          Net cash used by operating activities                               (1,910,154)        (2,293,971)
                                                                             -----------        -----------
 Cash flows from investing activities:
     Purchases of property and equipment                                        (116,534)          (148,343)
     Proceeds from the sale of property and equipment                                 --             39,700
     Cost of patents and other                                                   (47,768)           (38,200)
     Acquisition of subsidiary, net of cash acquired                                  --           (803,945)
     Sales (purchases) of investments, net                                    (1,398,966)         1,736,950
                                                                             -----------        -----------
          Net cash (used) provided by investing activities                    (1,563,268)           786,162
                                                                             -----------        -----------
 Cash flows from financing activities:
     Proceeds from note payable                                                   31,251                 --
     Payments on notes payable to related parties                                (10,411)           (20,834)
     Payments on short-term borrowings                                                --            (88,436)
     Proceeds from issuance of Common Stock                                    7,394,118                 --
     Payments for issuance costs                                              (1,263,373)                --
     Proceeds from exercise of warrants                                           21,301                 --
                                                                             ===========        ===========
          Net cash provided (used) by financing activities                     6,172,886           (109,270)
                                                                             -----------        -----------
          Net increase (decrease) in cash and cash equivalents                 2,699,464         (1,617,079)
 Cash and cash equivalents at beginning of period                                558,007          3,257,471
                                                                             -----------        -----------
 Cash and cash equivalents at end of period                                  $ 3,257,471        $ 1,640,392
                                                                             ===========        ===========

----------------------------------------------------------------------------
 Supplemental Disclosure of Cash Flow Information:
     Cash paid during the year for -
       Interest paid                                                         $        --        $    33,145
       Income taxes paid                                                             800             44,800
     Non-cash financing activities -
       Stock options granted to a consultant                                          --            478,491
       Issuance of Common Stock under incentive compensation plan                     --             87,500
       Restricted Common Stock issued in connection with acquisition                  --            508,069



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       THE COMPANY:

         Planet Polymer Technologies, Inc. was incorporated in August, 1991 in the State of California for the purpose of engaging in the design, development, manufacture and marketing of degradable polymer and recycled content materials which serve as an environmentally compatible alternative to conventional plastics.

         The Company emerged from the development stage as a result of its acquisition of Deltco of Wisconsin, Inc., a Wisconsin Corporation ("Deltco"), effective January 1, 1996. Prior to this acquisition, substantially all of the Company's resources had been devoted to the development and commercialization of its seven Enviroplastic technologies and products.

         Deltco was incorporated in 1984 in the State of Wisconsin. Deltco is a manufacturer and reprocessor of thermoplastic scrap resins located in Ashland, Wisconsin. The Company intends to continue to use Deltco's plant, equipment and other physical property in the manner in which it was used prior to the acquisition. In addition, the Company plans to leverage its Enviroplastic technologies and sales and marketing expertise with Deltco's manufacturing experience.

         The Company's financial statements for the year ended December 31, 1996 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company's working capital at December 31, 1996 coupled with product sales and limited research and development contract revenues will not be sufficient to commercialize its EnviroPlastic(R) products. Management recognizes that the Company must generate additional resources or consider reductions in operating costs to enable it to continue operations with available resources.

         The Company is actively exploring potential partnering opportunities with similar entities interested in its EnviroPlastic(R) technology and is exploring the possible sale of equity securities or debt financing. However, no assurance can be given that the Company will be successful in raising additional capital or entering into business alliances. If the Company does not obtain the required additional capital, its research and development and its marketing activities may be curtailed. This may have a significant impact on the Company's future operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

         The accompanying consolidated financial statements include accounts of Planet Polymer Technologies, Inc. and its wholly-owned subsidiary, Deltco of Wisconsin, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

         Reprocessed thermoplastic sales revenue is recognized upon shipment of goods to customers. Customer-funded research and development revenue is recognized when services have been rendered or products are shipped.

Research and Development

         Company-sponsored research and development costs related to future products and the re-design of present products are expensed as incurred.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Cash and Cash Equivalents

         Cash and cash equivalents include time deposits and approximately $1,000,000 in U.S. Treasury Bills with original maturities of three months or less.

Fair Value of Financial Instruments

         The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The book value of notes payable at December 31, 1996 approximates the fair value.

Investments

         The Company's investment portfolio was classified as available-for-sale and carried at estimated current market value with unrealized gains or losses reflected as a component of shareholders' equity. Market value is determined based upon market quotations, which approximate cost. Realized gains or losses are reflected in operations. As of December 31, 1996 the Company had no marketable securities.

Inventories

         Inventories, which consist primarily of raw materials, are stated at the lower of cost or market. Cost is determined using the average cost method.

Property, Plant and Equipment

         Property, plant and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of three to ten years. When assets are sold or retired, the cost and associated accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

Goodwill

         Goodwill, representing the excess of the purchase price over the fair value of the net assets of the acquired entity, is being amortized on the straight-line basis over the estimated period benefited of twenty years. The carrying value of goodwill is reviewed periodically and compared to the undiscounted future cash flows of the entity acquired over the remaining amortization period. There was no adjustment to the carrying value of goodwill resulting from these evaluations during fiscal 1996.

Patents

         Costs incurred to obtain patents, principally legal fees, are capitalized. The Company amortizes the costs of obtaining patents on a straight-line basis, over the period during which the economic benefit of these costs will be realized, not to exceed eighteen years. It is reasonably possible that estimates of the amounts capitalized as patents will change in the near term due to numerous factors including competition, outcomes of continued research and development testing and whether certain patents that have been applied for are issued. As a result, the carrying amount of the Company's patents may be reduced in the near term.

Income Taxes

         The Company accounts for income taxes using the liability method. Under this method, deferred income taxes are recognized for the tax consequences in future years for differences between the tax basis of assets and liabilities ("temporary differences") and their financial reporting amounts at each year end based on enacted tax laws and statutory rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Stock-Based Compensation

         SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for stock-based compensation using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Per Share Information

         Net loss per share is computed using the weighted average number of common shares and common equivalent shares (when the effect is dilutive).

         All share information has been given retroactive effect for the 10-for-1 stock split in 1992 and the 5-for-1 stock split implemented in the form of a stock dividend in 1994 and the 1-for-1.89 reverse stock split in July of 1995.

3.       ACQUISITION:

         Effective January 1, 1996, the Company acquired all the outstanding capital stock of Deltco, a Wisconsin corporation, from the sole stockholder of Deltco pursuant to the terms of a Purchase and Sale Agreement dated as of January 1, 1996 (the "Agreement"). This transaction was accounted for as a purchase.

         Pursuant to the Agreement, the Company paid the sole stockholder of Deltco $1,125,000 and issued 96,775 shares of restricted Common Stock of the Company valued at approximately $508,000 based on a discounted stock price at January 4, 1996, the date of announcement of the transaction. The purchase agreement also specified target net worth and cash balances at the date of transaction. The excess net worth of approximately $36,000, reduced by $24,000 due from the seller, brought the total purchase price to approximately $1,646,000. The Company paid the cash portion of the purchase price out of its available cash reserves. The stock portion of the purchase price was paid with newly issued shares of the Company's Common Stock, which were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. The purchase price was first allocated to the tangible assets (which included approximately $334,000 of cash) and liabilities based on fair market value at the purchase date. The remaining amount, approximately $617,000, was recorded as goodwill, which is being amortized over 20 years.

         As a result of this acquisition, the Company was no longer considered a development stage enterprise as of January 1, 1996.

4.       VULNERABILITY DUE TO CERTAIN CONCENTRATIONS:

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash and cash equivalents with reputable financial institutions and is exposed to credit risk for the amount held above insured limits. At December 31, 1996, cash deposits were in excess of federally insured limits by approximately $1,440,536. The Company has not experienced any losses on its cash equivalents.

         The Company purchases 72% of its thermoplastic scrap resins from one supplier and its affiliates. The Company has not executed a formal agreement with the supplier. The Company has had a long-term relationship with this supplier and has obtained adequate quantities of raw materials on acceptable terms to meet its requirements. However, there can be no assurance that the quality and quantity of raw materials from this supplier will be adequate to meet future operating needs. Management believes that other suppliers could provide similar scrap resins on comparable terms. A change in suppliers, however, could cause delays in production and possible loss of sales, which could adversely, affect operating results.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       VULNERABILITY DUE TO CERTAIN CONCENTRATIONS, CONTINUED:

         During the fiscal year 1996, 32% of the Company's revenues were from three customers. At December 31, 1996, accounts receivable included balances from these three customers which represented approximately 16%.

5.       INVENTORIES:

         Inventories at December 31, 1996 consist of the following:

                    Raw materials                     $214,995
                    Finished goods                     157,628
                    Supplies                            17,952
                                                      --------
                                                       390,575
                    Allowance                          (21,000)
                                                      --------
                                                      $369,575
                                                      ========


6.       PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment is comprised of the following at December 31, 1996:

                    Machinery and equipment            $1,394,757
                    Building and improvements             164,934
                    Furniture and fixtures                 46,669
                    Vehicles and trailers                  40,764
                                                       ----------
                                                        1,647,124
                    Less accumulated depreciation        (723,746)
                                                       ----------
                                                       $  923,378
                                                       ==========

7.       LEASES:

         The Company leases certain office space and equipment under operating leases. These leases provide for certain early cancellation rights, as well as renewal and purchase options. Rent expense charged to operations in 1995 and 1996 was $52,410 and $178,009, respectively.

         Future minimum payments under operating leases are as follows:

                    Year
                    ----
                    1997                               $121,540
                    1998                                120,246
                    1999                                 23,772
                    2000                                 23,772
                    2001                                 23,772
                    2002                                 23,772
                                                       --------
                                                       $336,874
                                                       ========

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       NOTES PAYABLE:

         Notes Payable at December 31, 1996 consist of the following:

              8.75% SBA loan payable to First Star of Manitowac
              due in monthly installments of $8,534, including
              interest, expiring December, 1997, collateralized
              by a security interest in substantially all of
              the assets of Deltco.                                   $263,940

              6% note payable to a company due September, 1997,
              interest payable monthly                                  53,397

              Note payable to a company due December, 1997              12,000
                                                                      --------
              Total                                                   $329,337
                                                                      ========

9.       INCOME TAXES:

         The components of income tax expense are as follows:

                     1995           1996
                    -------       --------
Federal             $    --       $  7,515
     Current             --             --
State
     Current             --         58,636
     Deferred            --        (15,071)
                                  --------
     Total          $    --       $ 51,080
                    =======       ========

         The difference between income taxes provided at the Company's effective rate and the federal statutory rate is as follows:

                                            1995              1996
                                          ---------        ---------
Federal benefit at statutory rate         $(682,169)       $(944,352)
State taxes, net of federal benefit              --           28,753
Nondeductible expenses                       10,485           23,902
Other                                            --            7,515
Net operating losses not utilized           671,684          935,262
                                          ---------        ---------
     Total                                $      --        $  51,080
                                          =========        =========

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         Significant components of the Company's deferred tax assets and liabilities at December 31, 1995 and 1996 are as follows:

                                                             1995                1996
                                                          -----------        -----------
Net operating loss carryforwards                          $ 1,663,006        $ 2,473,454
Reserve, accrued expenses and other                                --            213,615
Property, plant and equipment and intangible assets            23,381           (215,731)
                                                          -----------        -----------
Deferred tax asset                                          1,686,387          2,471,338
Less, valuation allowance                                  (1,686,387)        (2,471,338)
                                                          -----------        -----------
     Net deferred tax asset (liability)                   $        --        $        --
                                                          ===========        ===========

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       INCOME TAXES, CONTINUED:

         Management has determined that a full valuation allowance is necessary due to the Company's lack of historical earnings.

         At December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $6,195,000 and for California franchise tax purposes of approximately $4,153,000. The difference in the California net operating loss carryforward is primarily due to the limitation on loss carryforwards provided by California law. California loss carryforwards begin to expire in 1997 and federal loss carryforwards begin to expire in 2006. Annual utilization of loss carryforwards may be limited due to an ownership change as defined in the Internal Revenue Code.

10.      SHAREHOLDERS' EQUITY:

Common Stock

         In January 1995, the Company received $44,000, net of offering costs for 7,936 shares of Common Stock.

         In April 1995, the Company received $450,000 for 111,111 shares of Common Stock. There were no costs associated with the issuance of these shares.

         In May 1995, the Board of Directors approved a 1-for-1.89 reverse stock split and an increase of authorized shares of Common Stock from 15,000,000 to 20,000,000 shares. Additionally, the Board authorized 5,000,000 shares of preferred stock. Such actions were subsequently approved by the Company's shareholders. The Board will fix rights, preferences, privileges and restrictions related to the preferred stock at the time of issuance.

         On August 2, 1995, the Company's registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission. On September 21, 1995, the Company completed its initial public offering of 1,000,000 shares of Common Stock at a price to the public of $6 per share. The net proceeds realized by the Company from this offering were approximately $4,839,000, after deducting underwriting discounts and commissions and the costs of the offering.

         In addition, on October 3, 1995, the Company completed the maximum offering by selling an additional 150,000 shares at $6 per share. Net proceeds to the Company for this transaction were approximately $798,000, after deducting underwriting discounts and commissions and the costs of the offering.

         Pursuant to the Deltco Purchase Agreement, the Company issued 96,775 shares of restricted Common valued at approximately $508,000 based on a discounted stock price at January 4, 1996, the date of announcement of the transaction. In addition, the Company will issue 10,606 shares of Common Stock, as incentive compensation for 1996, valued at approximately $87,500 based on the stock price at January 2, 1996.

Warrants

         During 1992, the Company received $1,338,581, net of $163,369 of related expenses, from a private placement of 611,231 units, each consisting of one share of Common Stock, one non-detachable Class A warrant and one non-detachable Class B warrant. No value was assigned to the warrants upon issuance.

         During 1993, 55,570 Class A warrants were exercised for 73,505 shares of Common Stock.

         During 1994, 24,201 Class A warrants were exercised for 6,402 shares of Common Stock. The remaining 110,131 Class A warrants expired by their terms on December 31, 1994.

         Expiration dates of Class B warrants were accelerated upon the filing of the Company's registration statement on Form SB-2. In September 1995, Class B warrants were exercised for 8,659 shares of Common Stock. The Company received proceeds of $21,301 related to this transaction. The remaining Class B warrants had expired by their terms as of December 31, 1996.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      SHAREHOLDERS' EQUITY, CONTINUED:

Warrants, Continued

         Effective January 1, 1995, the Company entered into a marketing agreement whereby the Company will receive consulting and marketing services for the purposes of finding potential customers to participate in pilot programs in exchange for a warrant to purchase 35,714 shares of the Company's Common Stock at an exercise price of $3.00 per share. The warrant expires on January 1, 2005.

         In September 1995, the underwriters of the Company's public offering purchased warrants to purchase 115,000 shares of the Company's Common Stock at an exercise price of $7.20 per share in accordance with the terms of the Underwriting Agreement. These warrants expire in January 2005.

         In October 1995, the Board of Directors awarded warrants to purchase 11,437 shares of Common Stock at exercise prices ranging between $3.00 and $3.87 per share to public relations firms in exchange for services performed. These warrants expire in October, 2000.

         At December 31, 1996, the following warrants were outstanding:

                          Number of    Number of
                          Warrants      Shares       Exercise Price               Expiration Date
                          --------      ------       --------------               ---------------
Advisor warrants           47,151       47,151       $3.00 - $3.875      August 2, 2000 - October 23, 2000
Underwriter warrants       115,000      115,000          $7.20                    January 1, 2005

Options

         The Company has one stock-based compensation plan, which is described below. In October, 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." and is effective for periods beginning after December 15, 1995. SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based upon their fair value, or provide pro forma disclosure of net income and earnings per share had the Company adopted the fair value method, in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS No. 123 in 1996 and has applied APB Opinion No. 25 and related Interpretations in accounting for stock option issuances to employees and directors under its plan. The Company issued stock options to its employees and directors with exercise prices equal to the market value of the Company's Common Stock at the date of grant. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's net loss and loss per share for the years ended December 31, 1996 and 1995 would have been increased to the pro forma amounts indicated below:

                                      1995                                    1996
                         ------------------------------          ------------------------------
                         Net Loss        Loss Per Share          Net Loss        Loss Per Share
                         --------        --------------          --------        --------------
As Reported              2,006,380            0.46               2,828,587             0.54
Proforma                 2,155,053            0.50               4,204,271             0.80

         The effects of applying SFAS No. 123 in this pro forma disclosure are not likely to be representative of the effects on reported net loss or income for future years. SFAS No. 123 does not apply to awards prior to 1995 and additional awards in future years are anticipated.

         The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1995 and 1996: an expected life of four years, expected volatility of 65.72%, no dividend yield and a risk-free interest rate of 5.31% represented by the interest rate on U.S. Zero Coupon Bonds with a term of maturity equal to the option's expected time to exercise of four years on the dates of grant.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      SHAREHOLDERS' EQUITY, CONTINUED:

Options, Continued

         During 1994, the Company's Board of Directors granted directors fully-vested, non-statutory options to acquire an aggregate of 132,274 shares of Common Stock at an exercise price of $3.78 per share. These options expire on September 18, 2004. None of the options have been exercised as of December 31, 1996.

         In May 1995, the Company adopted the 1995 Stock Option Plan (the "Plan"). Under the Plan, the Company is authorized to issue 500,000 shares of Common Stock. Eligible individuals may be granted incentive or non-statutory stock options under the Plan to purchase shares of the Company's Common Stock. Incentive and non-statutory stock options granted under the Plan must have an exercise price equal to not less than 100% and 85%, respectively, of the fair market value of the Company's Common Stock at the grant date. Options may be issued as fully vested or may vest over time and have a maximum term of ten years. Persons eligible to receive options under the Plan are employees, directors and consultants of the Company.

         In October 1995, the Company's Board of Directors granted non-statutory stock options to purchase an aggregate of 50,000 shares of Common Stock and incentive stock options to purchase an aggregate of 75,000 shares of Common Stock to certain employees and consultants, each at an exercise price of $3.87 per share under the Plan. The non-statutory options were fully vested as of the date of the grant. The incentive options vest within one year of the grant date. As of December 31, 1996, none of these options have been exercised.

         On January 31, 1996, the Company's Board of Directors granted non-statutory stock options to purchase 66,137 shares of Common Stock at an exercise price of $6.00 per share and 27,863 shares of Common Stock at an exercise price of $5.10 per share to an outside consultant of the Company. These options were fully vested as of the date of the grant and expire on January 30, 2004. In connection with this transaction, the Company recorded a charge to income of approximately $479,000 based on the Black-Scholes option-pricing model. As of December 31, 1996, none of these options have been exercised.

         On January 31, 1996, the Company's Board of Directors granted non-statutory stock options to purchase an aggregate of 312,620 shares of Common Stock at an exercise price of $8.125 per share to directors and employees under the 1995 Stock Option Plan. These options were fully vested as of the date of the grant and expire on January 30, 2004. As of December 31, 1996, none of these options have been exercised.

         On February 1, 1996, the Company's Board of Directors granted incentive stock options to purchase 5,000 shares of Common Stock at an exercise price of $8.125 per share to employees under the 1995 Stock Option Plan. These options vest one year from the grant date and expire on January 31, 2004. As of December 31, 1996, none of these options have been exercised.

                                           Number of Shares
                                       ---------------------------
                                       1995 Stock
                                       Option Plan   Other Options
                                       -----------   -------------
          Outstanding at
              December 31, 1994                --        132,274
              Granted                     125,000             --
              Exercised                        --             --
              Forfeited or expired             --             --
                                         --------        -------
          Outstanding at
              December 31, 1995           125,000        132,274
              Granted                     317,620         94,000
              Exercised                        --             --
              Forfeited or expired        (15,000)            --
                                         --------        -------
          Outstanding at
              December 31, 1996           427,620        226,274
                                         ========        =======

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.      SHAREHOLDERS' EQUITY, CONTINUED:

Options, Continued

         The 1995 Stock Option Plan options exercisable at December 31, 1995 and 1996 were 207,274 and 658,894, respectively, to which the weighted average remaining contractual lives were 9 and 8 years, respectively as of December 31, 1996. The weighted average fair value of options granted and outstanding during fiscal years 1995 and 1996 was $2.12 and $4.40, respectively.


11.      RELATED PARTY TRANSACTIONS:

         During 1995 and 1996, the following amounts were recorded in connection with transactions with related parties:

                                                                                 1995           1996
                                                                               --------       --------
     Consulting fees to a shareholder and director of the Company ......       $582,749       $241,819
     Fees to an accounting firm in which an officer of the Company
       is a partner ....................................................         23,710          1,497
     Auto purchased from a director of the Company .....................         11,000             --
     Royalties to the President of the Company .........................         50,000             --
     Consulting fees paid to the Company's President, and to its Chief
       Financial Officer ...............................................         70,000         50,000
     Consulting fees paid to a relative of a director and shareholder of
       the Company .....................................................         70,670         94,013
     Rents paid to a relative of the President of Deltco ...............             --        113,772
     Sales to a company in which the President of Deltco is a
       shareholder .....................................................             --         38,679
     Directors fees ....................................................         36,000         46,000

         During 1991, the Company entered into a license agreement with an officer and principal shareholder of the Company, Dr. Petcavich, to acquire exclusive rights to the Enviroplastic Design Blend invention in exchange for 2,360,317 shares of Common Stock. Under the terms of the agreement, the Company was required to pay a royalty of 2% of net sales made by the Company of products based on the patent rights if the patent is obtained plus 1/2 of 1% of production sales licensed under trademarks.

         In May 1995, the Company and Dr. Petcavich entered into an agreement whereby Dr. Petcavich assigned to the Company all of his rights in all technology and trademarks related to the Company's business in exchange for $200,000 (paid in fiscal 1996) and termination of the license agreement discussed above.

         During fiscal 1993, the Company retained the services of a consultant who is now a significant shareholder and member of the Board of Directors. In January, 1996, the Company formalized this consulting relationship and entered into a three year consulting agreement. The services furnished under the terms of this agreement include organizational development, strategic marketing, and general management of the Company. This agreement provides that the Company will reimburse the consultant for certain business expenses inclusive of travel and entertainment costs. Reimbursable expenses in the amount of $125,600 and $120,800 were paid in fiscal 1995 and 1996, respectively in connection with this consulting agreement. This agreement provides for severance payments if the relationship is terminated without cause during the term of the agreement.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.      EMPLOYMENT AGREEMENTS:

         Effective January 1, 1996, the Company entered into a three year employment agreement with Dr. Petcavich. This agreement provides for severance payments if Dr. Petcavich is terminated without cause during the term of the agreement.

         Effective January 1, 1996, pursuant to the Deltco Purchase and Sale Agreement, the Company entered into a three year employment agreement with the President of Deltco which includes two, one year renewal options. The agreement provides for severance payments if he is terminated without cause during the term of the agreement. The agreement also provides a two year incentive compensation package, based on performance criteria, for each of the years ended December 31, 1996 and 1997. The incentive compensation for the year ended December 31, 1996 is reflected in the financial statements.