Form 10KSB40/A
period 1996-12-31
PLANET POLYMER TECHNOLOGIES INC
filed 1997-05-01
CIK 896861

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                 FORM 10-KSB/A


 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                          COMMISSION FILE NO. 0-26804
                            ------------------------

                       PLANET POLYMER TECHNOLOGIES, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                  CALIFORNIA                                    33-0502606
       (STATE OR OTHER JURISDICTION OF              (IRS EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OF ORGANIZATION)
9985 BUSINESSPARK AVENUE, SUITE A, SAN DIEGO,                     92131
                      CA                                        (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                    ISSUER'S TELEPHONE NUMBER (619) 549-5130

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:
                                      NONE

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
                           COMMON STOCK, NO PAR VALUE

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


     Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


     The Issuer's revenues for the year ending December 31, 1996 were $3,269,651.

     The aggregate market value of the voting stock held by non-affiliates of the Issuer as of February 28, 1997 was $2,086,419. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock of the Company have been excluded because such persons may be deemed to be affiliates.

     The total number of shares outstanding of the Issuer's Common Stock was 5,271,270 as of March 27, 1997.
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Issuer's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with 1997 Annual Meeting is incorporated herein by reference into Part III of this report.
--------------------------------------------------------------------------------

   Transitional Small Business Disclosure Format (check one) [ ] yes  [X] no

The undersigned hereby amends Item 5 of Part II of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 to read as follows:

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


        The Company's Common Stock has been traded on the Nasdaq SmallCap tier of the Nasdaq Stock Market ("Nasdaq") under the symbol "POLY" since the Company's initial public offering on September 21, 1995. The following table sets forth the high and low sales prices of the Company's Common Stock for the period from September 21, 1995 through December 31, 1996 as furnished by Nasdaq. These prices reflect prices between dealers without retail markups, markdowns or commissions, and may not necessarily represent actual transactions:

                                                             High          Low
                                                             ----          ---
Fiscal year ended December 31, 1995
  Third Quarter (from September 21, 1995)..............      7 7/8         6 1/8
  Fourth Quarter.......................................      8 3/4         3
Fiscal year ended December 31, 1996
  First Quarter........................................     16             6 3/4
  Second Quarter.......................................     14 1/2         7 3/4
  Third Quarter........................................      9 1/4         5 3/4
  Fourth Quarter.......................................      8 1/2         3 7/8

        On March 27, 1997, the last reported sale price of the Company's Common Stock on the Nasdaq SmallCap market was $2.50. As of March 27, 1997, there were approximately 113 holders of record of the Company's Common Stock with 5,271,270 shares outstanding. The market price of shares of Common Stock, like that of the common stock of many other emerging growth companies, has been and is likely to continue to be highly volatile.

        No dividends have been declared or paid on the Company's Common Stock and the Company does not expect to pay any dividends in the foreseeable future.

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

                                          PLANET POLYMER TECHNOLOGIES, INC.


Dated May 1, 1997                       By: /s/ ROBERT J. PETCAVICH
                                            ------------------------------------
                                            Robert J. Petcavich
                                            President, Chief Executive Officer
                                            and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                                TITLE                           DATE
-----------------------------------  ----------------------------------------    ---------------

      /s/ ROBERT J. PETCAVICH        President,                                  May 1, 1997
-----------------------------------  Chief Executive Officer and Director
        Robert J. Petcavich          (Principal Executive Officer)
                                     (Principal Financial and Accounting
                                     Officer)

        /s/ *                        Director                                    May 1, 1997
-----------------------------------
          Michael Coleman

*By: /s/ Robert J. Petcavich
    -------------------------------
        Robert J. Petcavich
        Attorney-in-fact