Form 10QSB
period 1997-03-31
PLANET POLYMER TECHNOLOGIES INC
filed 1997-05-13
CIK 896861

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                        For Quarterly Period Ended March 31, 1997


         [    ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES AND EXCHANGE ACT OF 1934


                         Commission File Number: 0-26804

         PLANET POLYMER TECHNOLOGIES, INC.
         -----------------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)

         CALIFORNIA                          33-0502606
         -----------------------------------------------------------------------
         (State or other jurisdiction of     I.R.S. Employer Identification No.
         incorporation or organization)

         9985 Businesspark Ave., Suite A, San Diego, California        92131
         -----------------------------------------------------------------------
         (Address of principal executive offices)                    (Zip Code)

         (619) 549-5130
         -----------------------------------------------------------------------
         (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         [ X ]  YES                         [   ]   NO

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

         Class                              Outstanding at March 31, 1997
         Common Stock, no par value         5,271,270

                        PLANET POLYMER TECHNOLOGIES, INC.
                          FORM 10-QSB QUARTERLY REPORT
                          QUARTER ENDED MARCH 31, 1997



                                      INDEX

                                                                            PAGE NO.
                                                                            --------
PART I - FINANCIAL INFORMATION

         Item 1   Consolidated Balance Sheet (Unaudited)
                  March 31, 1997                                               2

                  Consolidated Statements of Operations (Unaudited)
                  Three Months Ended March 31, 1997 and 1996                   3

                  Consolidated Statements of Cash Flows (Unaudited)
                  Three Months Ended March 31, 1997 and 1996                   4

                  Notes to Unaudited Consolidated Financial Statements         5

         Item 2   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                6

PART II - OTHER INFORMATION

         Item 1   Legal Proceedings                                            9

         Item 2   Changes in Securities                                        9

         Item 3   Defaults upon Senior Securities                              9

         Item 4   Submission of Matters to a Vote of Security Holders          9

         Item 5   Other Information                                            9

         Item 6   Exhibits and Reports on Form 8K                              9

SIGNATURES                                                                    10

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1997
                                   (UNAUDITED)


                                     ASSETS
 Current assets:
           Cash and cash equivalents                                      $  1,256,133
           Accounts receivable                                                 588,138
           Inventories                                                         322,698
           Prepaid expenses and other receivables                              147,920
           Deferred income taxes                                                13,913
                                                                          ------------
                 Total current assets                                        2,328,802
           Property and equipment, net                                         889,956
           Goodwill, net                                                       600,299
           Patents and other, net                                              341,799
                                                                          ------------
                 Total assets                                             $  4,160,856
                                                                          ============


                       LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
           Accounts payable and accrued expenses                          $    246,019
           Notes payable                                                       306,390
                                                                          ------------
                 Total current liabilities                                     552,409
           Other liabilities                                                   304,932
           Deferred income taxes                                                14,334
                                                                          ------------
                 Total liabilities                                             871,675
                                                                          ------------

Shareholders' equity:
           Preferred Stock, no par value, 5,000,000 shares
             authorized, no shares outstanding                                      --
           Common Stock, no par value, 20,000,000 shares
             authorized, 5,271,270 shares issued & outstanding              10,774,079
           Accumulated Deficit                                              (7,484,898)
                                                                          ------------
                 Total shareholders' equity                                  3,289,181
                                                                          ------------
                 Total liabilities and shareholders' equity               $  4,160,856
                                                                          ============




        The accompanying notes are an integral part of the consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                                      Three Months Ended March 31,
                                                                                      -----------------------------
                                                                                         1997              1996
                                                                                      -----------       -----------
Development revenue                                                                   $    19,007       $    23,270
Product Sales                                                                             871,855           671,524
                                                                                      -----------       -----------
         Total revenue                                                                    890,862           694,794
Cost of sales                                                                             623,038           423,702
                                                                                      -----------       -----------
                                                                                          267,824           271,092
                                                                                      -----------       -----------
Operating expenses:
     General and administrative                                                           277,920           931,720
     Marketing                                                                            186,352           328,464
     Research and development                                                             125,359           215,836
                                                                                      -----------       -----------
         Total operating expenses                                                         589,631         1,476,020
                                                                                      -----------       -----------

         Loss from operations                                                            (321,807)       (1,204,928)
Other income, net                                                                          21,676            31,840
                                                                                      -----------       -----------
     Loss before income taxes                                                            (300,131)       (1,173,088)
         Income taxes                                                                      15,067                --
                                                                                      -----------       -----------
Net loss                                                                              $  (315,198)      $(1,173,088)
                                                                                      ===========       ===========
Net loss per share                                                                    $     (0.06)      $     (0.22)
                                                                                      ===========       ===========
Shares used in per share computations                                                   5,271,270         5,260,664
                                                                                      ===========       ===========





          The accompany notes are an integral part of the consolidated financial statements.

 PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)



                                                                                   Three Months Ended March 30,
                                                                                   -----------------------------
                                                                                      1997              1996
                                                                                   -----------       -----------
 Cash flows from operating activities:
  Net loss                                                                         $  (315,198)      $(1,173,088)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation and amortization                                                       41,367            60,615
    Compensation expense - non cash                                                         --           592,370
    Gain on disposal of assets                                                            (375)               --
  Change in assets and liabilities, net of effects of acquisition:
    Accounts receivable                                                                (14,752)          (68,162)
    Inventories                                                                         46,877           (32,924)
    Prepaid expenses and other assets                                                    3,871             5,518
    Accounts payable and accrued expenses                                             (117,939)         (365,300)
                                                                                   -----------       -----------
        Net cash used by operating activities                                         (356,149)         (980,971)
                                                                                   -----------       -----------
Cash flow from investing activities:
  Purchases of property and equipment                                                     (621)          (30,817)
  Proceeds from the sale of property and equipment                                       3,000                --
  Cost of patents, licenses and trademarks                                              (4,260)          (12,597)
  Acquisition of subsidiary, net of cash acquired                                           --          (803,945)
  Sales (purchases) of investments, net                                                     --        (1,054,654)
                                                                                   -----------       -----------
        Net cash used by investing activities                                           (1,881)       (1,902,013)
                                                                                   -----------       -----------
Cash flow from financing activities:
  Payments on note payable                                                                  --           (10,417)
  Payments on short-term borrowings                                                    (26,229)          (11,195)
                                                                                   -----------       -----------
        Net cash used by financing activities                                          (26,229)          (21,612)
                                                                                   -----------       -----------
        Net decrease in cash and cash equivalents                                     (384,259)       (2,904,596)
Cash and cash equivalents at beginning of period                                     1,640,392         3,257,471
                                                                                   -----------       -----------
Cash and cash equivalents at end of period                                         $ 1,256,133       $   352,875
                                                                                   ===========       ===========

Supplemental disclosure of non-cash activity:
  Stock options granted to a consultant                                            $        --       $   592,370
  Restricted Common Stock issued in connection with acquisition                             --           508,069


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

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of results that may be expected for the year ending December 31, 1997. For additional information, refer to the Company's financial statements and notes thereto for the year ended December 31, 1996 contained in the Company's Form 10-KSB for the fiscal year ended December 31, 1996.


2.    Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 requires dual presentation of newly defined basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. The accounting standard is effective for fiscal years ending after December 15, 1997, including interim periods. The Company does not believe that the adoption of SFAS No. 128 will have a material impact on the computation of its earnings per share in future periods.

                         PART I - FINANCIAL INFORMATION
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                        PLANET POLYMER TECHNOLOGIES, INC.


Except for the historical information contained herein, the discussions in this report contain forward looking statements that involve certain risks and uncertainties. The Company's actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, the development of new products, market acceptance of new products, general economic conditions and the availability of additional financing, as well as those discussed in the Company's Form 10-KSB for the fiscal year ended December 31, 1996 in "Item 1 - Description of Business," including the section therein entitled "Risk Factors," and "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Deltco is a manufacturer and reprocessor of thermoplastic scrap resins located in Ashland, Wisconsin. The Company maintains Deltco as a wholly owned subsidiary, and uses its plant, equipment and other physical property in the manner in which it was used prior to the acquisition. The Company plans to leverage its Enviroplastic technologies and sales and marketing expertise with Deltco's manufacturing experience.

Research and development and marketing expenses are expected to increase significantly in the future as the Company's products are commercialized and continued efforts are focused on Deltco's resins. General and administrative expenses are not expected to increase significantly in the next three months.

Planet has incurred operating losses since inception and had an accumulated deficit at March 31, 1997 of approximately $7.5 million. The Company expects to incur additional losses for the foreseeable future.

Results of Operations

Three months ended March 31, 1997 and 1996

The Company's revenues increased from approximately $695,000 during the three months ended March 31, 1996 to approximately $891,000 during the three months ended March 31, 1997. This increase primarily reflects increased sales volume at Deltco. The Company continued to focus on internally-funded, rather than customer-funded product development during the three months ended March 31, 1997. The Company will continue to participate in customer-funded development when appropriate, but believes internally-funded development is advantageous as to certain technologies and applications.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        PLANET POLYMER TECHNOLOGIES, INC.


Results of Operations, Continued

General and administrative expenses decreased from approximately $932,000 during the three months ended March 31, 1996 to approximately $278,000 for the three months ended March 31, 1997. This decrease was primarily attributable to a $592,000 one time, non-cash compensation expense for the fair market value of options granted to an outside consultant during the three months ended March 31, 1996. These options values were later revised downward by approximately $114,000 during the three months ended June 30, 1996. In addition, during the three months ended March 31, 1996 the Company incurred certain costs associated with the acquisition of Deltco. The costs of outside services and the costs of general and administrative staff decreased during the three months ended March 31, 1997.

Marketing expenses decreased from approximately $328,000 during the three months ended March 31, 1996 to approximately $186,000 for the three months ended March 31, 1997. This decrease was primarily due to a reduction in sales and marketing personnel, the reduction of outside services and the reduction in international travel expenditures while increasing marketing efforts in North America.

Research and development expenses decreased from approximately $215,000 during the three months ended March 31, 1996 to approximately $125,000 for the three months ended March 31, 1997. This decrease was due primarily to the decreased use of outside resin processors and a reduction in technical operations staff offset by the addition of a scientist.

Research and development expenses are expected to increase significantly in the future as the Company's products are commercialized and continued efforts are focused on Deltco's resins. The Company is actively seeking to reduce costs such that general and administrative and marketing expenses are not expected to increase in the next three months.


Liquidity and Capital Resources

Since its inception, Planet has financed its operations primarily through the sale of equity securities and revenue from customer development agreements. The Company has raised approximately $4 million (net of issuance costs) from the private sale of Common Stock. In September 1995 the Company completed its initial public offering in which it sold an aggregate of 1,150,000 shares of Common Stock and received net proceeds of approximately $5.6 million. In January 1996, the Company used $1,125,000 in cash and issued 96,775 shares of restricted Common Stock valued at approximately $508,000 to acquire Deltco in a purchase transaction. In connection with the purchase, the Company now has one outstanding debt agreement related to a Small Business Administration loan collateralized by Deltco. As of March 31, 1997 the loan balance was approximately $244,000. The Company has no material commitments for capital expenditures.

The Company used approximately $356,000 for operations for the three months ended March 31, 1997. Such funds were used for research and development activities, marketing efforts and administrative support.

The Company used approximately $26,000 for the repayment of debt for the three months ended March 31, 1997.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        PLANET POLYMER TECHNOLOGIES, INC.


The Company believes that its existing sources of liquidity and anticipated revenue, including revenues generated from Deltco, will satisfy the Company's projected working capital and other cash requirements through at least September, 1997. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operating expenses will not result in the expenditure of such resources before such time. The Company expects that it will need to raise substantial additional funds to establish large-scale manufacturing capabilities. The Company intends to seek additional funding from existing and potential customers or through public or private equity or debt financing. There can be no assurance that additional financing will be available on acceptable terms, or at all.

                        PLANET POLYMER TECHNOLOGIES, INC.

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


Date:  May 13, 1996             Planet Polymer Technologies, Inc.


                                /S/ Robert J. Petcavich
                                ---------------------------------------
                                President, Chief Executive Officer and Director (Principal Financial and Accounting Officer)