Form 10QSB
period 1997-06-30
PLANET POLYMER TECHNOLOGIES INC
filed 1997-08-11
CIK 896861

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For Quarterly Period Ended June 30, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                         Commission File Number: 0-26804

                       PLANET POLYMER TECHNOLOGIES, INC.
      (Exact name of small business issuer as specified in its character)

                CALIFORNIA                            33-0502606
     (State or other jurisdiction of               I.R.S. Employer
      incorporation or organization)              Identification No.

          9985 Businesspark Ave., Suite A, San Diego, California 92131
               (Address of principal executive offices) (Zip Code)

                                 (619) 549-5130
                (Issuer's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         [X]  YES  [ ]  NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                         Outstanding at August 1, 1997
         -----                         -----------------------------
         Common Stock, no par value    5,271,270

                        PLANET POLYMER TECHNOLOGIES, INC.
                          FORM 10-QSB QUARTERLY REPORT
                           QUARTER ENDED JUNE 30, 1997


                                      INDEX

                                                                                            PAGE NO.
                                                                                            --------
PART I - FINANCIAL INFORMATION

         Item 1         Consolidated Balance Sheet (Unaudited)
                        June 30, 1997                                                          2

                        Consolidated Statements of Operations (Unaudited)
                        Three Months Ended June 30, 1997 and 1996                              3

                        Consolidated Statements of Operations (Unaudited)
                        Six Months Ended June 30, 1997 and 1996                                4

                        Consolidated Statements of Cash Flows (Unaudited)
                        Six Months Ended June 30, 1997 and 1996                                5

                        Consolidated Statement of Shareholders' Equity (Unaudited)
                        Six Months Ended June 30, 1997                                         6

                        Notes to Unaudited Consolidated Financial Statements                   7

         Item 2         Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                          8

PART II - OTHER INFORMATION

         Item 1         Legal Proceedings                                                      11

         Item 2         Changes in Securities                                                  11

         Item 3         Defaults upon Senior Securities                                        11

         Item 4         Submission of Matters to a Vote of Security Holders                    11

         Item 5         Other Information                                                      11

         Item 6         Exhibits and Reports on Form 8K                                        12

SIGNATURES                                                                                     13

                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1997
                                   (UNAUDITED)


                                     ASSETS
Current assets:
        Cash and cash equivalents                                     $  1,276,236
        Accounts receivable                                                568,050
        Inventories                                                        285,654
        Prepaid expenses and other receivables                              35,332
        Deferred income taxes                                               13,913
                                                                      ------------
                  Total current assets                                   2,179,185
        Property and equipment, net                                        858,959
        Goodwill, net                                                      592,020
        Patents and other, net                                             338,911
                                                                      ------------
                  Total assets                                        $  3,969,075
                                                                      ============

                       LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
        Accounts payable and accrued expenses                         $    261,801
        Notes payable                                                      285,059
                                                                      ------------
                  Total current liabilities                                546,860
        Other liabilities                                                  300,555
        Deferred income taxes                                               14,334
                                                                      ------------
                  Total liabilities                                        861,749
                                                                      ------------

Shareholders' equity:
        Preferred Stock, no par value, 5,000,000 shares
          authorized, no shares outstanding                                   --
        Common Stock, no par value, 20,000,000 shares
          authorized, 5,271,270 shares issued & outstanding             10,711,412
        Accumulated deficit                                             (7,604,086)
                                                                      ------------
                  Total shareholders' equity                             3,107,326
                                                                      ------------
                  Total liabilities and shareholders' equity          $  3,969,075
                                                                      ============

        The accompanying notes are an integral part of the consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   Three Months Ended June 30,
                                                  ----------------------------
                                                      1997             1996
                                                  -----------      -----------
Development revenue                               $    64,199      $   102,680
Product sales                                         868,402          851,398
                                                  -----------      -----------
                Total revenue                         932,601          954,078
Cost of sales                                         612,954          547,432
                                                  -----------      -----------
                                                      319,647          406,646
                                                  -----------      -----------
Operating expenses:
        General and administrative                    290,950          227,908
        Marketing                                       7,765          307,728
        Research and development                      135,066          222,425
                                                  -----------      -----------
                Total operating expenses              433,781          758,061
                                                  -----------      -----------

                Loss from operations                 (114,134)        (351,415)
Other income, net                                       8,973           17,809
                                                  -----------      -----------
        Loss before income taxes                     (105,161)        (333,606)
                Income taxes                           14,027             --
                                                  -----------      -----------
Net loss                                          $  (119,188)     $  (333,606)
                                                  ===========      ===========
Net loss per share                                $     (0.02)     $     (0.06)
                                                  ===========      ===========
Shares used in per share computations               5,271,270        5,260,664
                                                  ===========      ===========

        The accompanying notes are an integral part of the consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Six Months Ended June 30,
                                                  ----------------------------
                                                      1997             1996
                                                  -----------      -----------
Development revenue                               $    83,206      $   125,950
Product sales                                       1,740,257        1,522,922
                                                  -----------      -----------
                Total revenue                       1,823,463        1,648,872
Cost of sales                                       1,235,992          971,134
                                                  -----------      -----------
                                                      587,471          677,738
                                                  -----------      -----------
Operating expenses:
        General and administrative                    568,870        1,159,628
        Marketing                                     194,117          636,192
        Research and development                      260,425          438,261
                                                  -----------      -----------
                Total operating expenses            1,023,412        2,234,081
                                                  -----------      -----------

                Loss from operations                 (435,941)      (1,556,343)
Other income, net                                      30,649           49,649
                                                  -----------      -----------
        Loss before income taxes                     (405,292)      (1,506,694)
                Income taxes                           29,094             --
                                                  -----------      -----------
Net loss                                          $  (434,386)     $(1,506,694)
                                                  ===========      ===========
Net loss per share                                $     (0.08)     $     (0.29)
                                                  ===========      ===========
Shares used in per share computations               5,271,270        5,260,664
                                                  ===========      ===========

        The accompanying notes are an integral part of the consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                          Six Months Ended June 30,
                                                                                        ----------------------------
                                                                                            1997             1996
                                                                                        -----------      -----------
Cash flows from operating activities:
   Net loss                                                                             $  (434,386)     $(1,506,694)
   Adjustments to reconcile net loss to net cash used by operating activities:
      Depreciation and amortization                                                          85,959          125,620
      Compensation expense - non cash                                                       (62,667)         478,491
      Gain on disposal of assets                                                               (375)            --
   Change in assets and liabilities, net of effects of acquisition:
      Accounts receivable                                                                   103,716         (212,902)
      Inventories                                                                            83,921           (5,512)
      Prepaid expenses and other assets                                                      20,927           41,140
      Accounts payable and accrued expenses                                                (105,159)        (395,268)
                                                                                        -----------      -----------
         Net cash used by operating activities                                             (308,064)      (1,475,125)
                                                                                        -----------      -----------
Cash flow from investing activities:
   Purchases of property and equipment                                                         (621)         (32,821)
   Proceeds from the sale of property and equipment                                           3,000             --
   Cost of patents, licenses and trademarks                                                  (9,536)         (12,597)
   Acquisition of subsidiary, net of cash acquired                                             --           (803,945)
   Purchases of investments, net                                                               --           (173,328)
                                                                                        -----------      -----------
         Net cash used by investing activities                                               (7,157)      (1,022,691)
                                                                                        -----------      -----------
Cash flow from financing activities:
   Payments on note payable                                                                    --            (20,834)
   Payments on short-term borrowings                                                        (48,935)         (40,918)
                                                                                        -----------      -----------
         Net cash used by financing activities                                              (48,935)         (61,752)
                                                                                        -----------      -----------
         Net decrease in cash and cash equivalents                                         (364,156)      (2,559,568)
Cash and cash equivalents at beginning of period                                          1,640,392        3,257,471
                                                                                        -----------      -----------
Cash and cash equivalents at end of period                                              $ 1,276,236      $   697,903
                                                                                        ===========      ===========

Supplemental disclosure of non-cash activity:
   Stock options granted to a consultant                                                $       704      $   478,491
   Restricted Common Stock issued in connection with acquisition                               --            508,069

        The accompanying notes are an integral part of the consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                    Common Stock
                                            -----------------------------      Accumulated
                                               Shares           Amount            Deficit           Total
                                            ------------     ------------      ------------      ------------
Balance at December 31, 1996                   5,271,270     $ 10,774,783      $ (7,169,700)     $  3,605,083
Revision of Common Stock issuance
        estimate                                    --            (63,371)             --             (63,371)
Net loss for the six months ended
         June 30, 1997                              --               --            (434,386)         (434,386)
                                            ------------     ------------      ------------      ------------
Balance at June 30, 1997                       5,271,270     $ 10,711,412      $ (7,604,086)     $  3,107,326
                                            ============     ============      ============      ============

        The accompanying notes are an integral part of the consolidated financial statements.

                        PLANET POLYMER TECHNOLOGIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of results that may be expected for the year ending December 31, 1997. For additional information, refer to the Company's financial statements and notes thereto for the year ended December 31, 1996 contained in the Company's Form 10-KSB for the fiscal year ended December 31, 1996.

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

3.   Shareholders' Equity

On February 5, 1997, a previously granted incentive stock option to purchase 5,000 shares of Common Stock was terminated in accordance with its terms.

On February 6, 1997, a previously granted incentive stock option to purchase 5,000 shares of Common Stock was terminated in accordance with its terms.

On May 1, 1997, a previously granted incentive stock option to purchase 25,000 shares of Common Stock was terminated in accordance with its terms.

On April 11, 1997, the Company's Board of Directors granted incentive stock options to purchase 10,000 shares of Common Stock at an exercise price of $2.50 per share to employees under the 1995 Stock Option Plan. These options were fully vested as of the date of grant and expire on April 11, 2007. As of June 30, 1997, none of these options have been exercised.

On May 22, 1997, the Company's Board of Directors granted non-statutory stock options to purchase 10,000 shares of Common Stock at an exercise price of $3.00 per share to an outside consultant of the Company. These options vest ratably over the one-year term of the agreement and expire on May 22, 2007. In connection with this transaction, the Company recorded a charge to income, for the six months ended June 30, 1997, of approximately $704, based on the Black Scholes option-pricing model. As of June 30, 1997, none of these options have been exercised.

                         PART I - FINANCIAL INFORMATION
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                        PLANET POLYMER TECHNOLOGIES, INC.


Except for the historical information contained herein, the discussions in this report contain forward looking statements that involve certain risks and uncertainties. The Company's actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, the development of new products, market acceptance of new products, general economic conditions and the availability of additional financing, as well as those discussed in the Company's Form 10-KSB for the fiscal year ended December 31, 1996 in "Item 1 Description of Business," including the section therein entitled "Risk Factors," and "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

The Company is actively seeking to reduce costs such that general and administrative and marketing expenses are not expected to increase in the next three months. Notwithstanding the decrease in research and development expenses experienced during the first six months of 1997, the Company expects that research and development expenses may increase significantly in the future as the Company's products are commercialized and continued efforts are focused on Deltco's resins.

Planet has incurred operating losses since inception and had an accumulated deficit at June 30, 1997 of approximately $7.6 million. The Company expects to incur additional losses for the foreseeable future.

Results of Operations

The Company's revenues decreased from approximately $954,000 for the three months ended June 30, 1996 to approximately $933,000 for the three months ended June 30, 1997 and increased from approximately $1,649,000 for the six months ended June 30, 1996 to approximately $1,823,000 for the six months ended June 30, 1997. These were primarily attributable to increased sales volume at Deltco offset by decreased research and development revenue at Planet. In addition, Planet continued to focus on internally-funded, rather than customer-funded product development. The Company will continue to participate in customer-funded development when appropriate, but believes internally-funded development is advantageous as to certain technologies and applications.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        PLANET POLYMER TECHNOLOGIES, INC.


Results of Operations, Continued

Cost of sales increased from approximately $547,000 for the three months ended June 30, 1996 to approximately $613,000 for the three months ended June 30, 1997 and from approximately $971,000 for the six months ended June 30, 1996 to approximately $1,236,000 for the six months ended June 30, 1997. The increase was primarily attributable to higher sales at Deltco at lower margins resulting from increases in the cost of raw materials and increases in personnel costs.

General and administrative expenses increased from approximately $228,000 for the three months ended June 30, 1996 to approximately $291,000 for the three months ended June 30, 1997 and decreased from approximately $1,160,000 for the six months ended June 30, 1996 to approximately $569,000 for the six months ended June 30, 1997. This was primarily attributable to a $592,000 one time, non-cash compensation expense for the fair value of options granted to an outside consultant during the three months ended March 31, 1996 which was revised downward by approximately $114,000 during the three months ended June 30, 1996. The Company also incurred certain costs associated with the acquisition of Deltco during 1996. In addition, the Company reduced the costs of outside services and general and administrative staff as a result of various cost reduction programs initiated by the Company during 1997.

Marketing expenses decreased from approximately $308,000 for the three months ended June 30, 1996 to approximately $8,000 for the three months ended June 30, 1997 and from approximately $636,000 for the six months ended June 30, 1996 to approximately $194,000 for the six months ended June 30, 1997. These decreases were primarily due to reductions in sales and marketing personnel, the reduction of outside services and the reduction in international travel expenditures while increasing marketing efforts in North America. In addition, during the three months ended June 30, 1997 there was a downward revision of approximately $63,000 to the December 31, 1996 estimated non-cash incentive compensation expense for the fair value of stock granted to the president of Deltco.

Research and development expenses decreased from approximately $222,000 for the three months ended June 30, 1996 to approximately $135,000 for the three months ended June 30, 1997 and from approximately $438,000 for the six months ended June 30, 1996 to approximately $260,000 for the six months ended June 30, 1997. These decreases were due primarily to lower research and development revenue at Planet, the decreased use of outside resin processors and a reduction in pilot plant operations staff offset by the addition of a scientist during the three months ended June 30, 1996.

Deltco recently received a request for bid from its preferred supplier of scrap plastic. Although the Company doesn't expect any change in Deltco's supply of scrap plastic, such a change, if it occurs, could result in substantial short-term increases in costs resulting from the selection of a replacement supplier. Additional information can be found in the Company's Form 10-KSB for the fiscal year ended December 31, 1996, including sections therein entitled "Item 1 - Description of Business - Manufacturing and Suppliers" and " - Risk Factors - Availability of Raw Materials."

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        PLANET POLYMER TECHNOLOGIES, INC.


Liquidity and Capital Resources

Since its inception, Planet has financed its operations primarily through the sale of equity securities and revenue from customer development agreements. The Company has raised approximately $4 million (net of issuance costs) from the private sale of Common Stock. In September 1995, the Company completed its initial public offering in which it sold an aggregate of 1,150,000 shares of Common Stock and received net proceeds of approximately $5.6 million. In January 1996, the Company used $1,125,000 in cash and issued 96,775 shares of restricted Common Stock valued at approximately $508,000 to acquire Deltco in a purchase transaction. In connection with the purchase, the Company now has one outstanding debt agreement related to a Small Business Administration loan collateralized by Deltco. As of June 30, 1997 the loan balance was approximately $224,000. The Company has no material commitments for capital expenditures.

The Company used approximately $308,000 for operations for the six months ended June 30, 1997. Such funds were used for research and development activities, marketing efforts and administrative support.

The Company used approximately $7,000 for investing activities for the six months ended June 30, 1997. Such funds were used for the preparation and filing of patents offset by proceeds from the sale of property and equipment.

The Company used approximately $49,000 for the repayment of debt for the six months ended June 30, 1997.

The Company believes that its existing sources of liquidity and anticipated revenue, including revenues generated from Deltco, will satisfy the Company's projected working capital and other cash requirements through at least December, 1997. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operating expenses will not result in the expenditure of such resources before such time. The Company expects that it will need to raise substantial additional funds to establish large-scale manufacturing capabilities. The Company intends to seek additional funding from existing and potential customers or through public or private equity or debt financing. There can be no assurance that additional financing will be available on acceptable terms, or at all.

                           PART II - OTHER INFORMATION

                        PLANET POLYMER TECHNOLOGIES, INC.

Item 1 - Legal Proceedings:
         None

Item 2 - Changes in Securities:
         None

Item 3 - Defaults upon Senior Securities:
         None

Item 4 - Submission of Matters to a Vote of Security Holders.
         The Annual Meeting of Shareholders of Planet Polymer Technologies, Inc. (the "Annual Meeting") was held on May 22, 1997 in San Diego, California.

         Proposal 1 - Election of Directors
         Each of the candidates listed below were duly elected to the Board of Directors at the Annual Meeting by the tally indicated.


         Candidate                          Votes in Favor           Votes Witheld
         ---------                          --------------           -------------
         Robert J. Petcavich, Ph.D.            4,192,051                 102,078
         Michael V. Pundeff                    4,190,951                 103,178
         Michael M. Coleman, Ph.D.             4,191,651                 102,478


         Proposal 2 - Ratification of Selection of Independent Auditors

         Votes in Favor              Votes Against             Votes Abstained
         --------------              -------------             ---------------
            4,277,767                      8,850                       7,325


Item 5 - Other Information:
         None

Item 6 - Exhibits and Reports on Form 8-K:

         (a)  Exhibits.
              Exhibit Number         Description
              --------------         -----------
                 10.11(1)            Technology Development and License
                                     Agreement, dated January 30, 1995 between the Company and Cominco Fertilizers, Ltd.

                 10.12 Fourth Amendment to Lease, dated August 1, 1997, between the Company and Trustees Under the Will and of the Estate of James Campbell

                 27.1                Financial Data Schedule

         (b)  Reports on Form 8-K:
              None


---------------------

(1) Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions will be filed separately with the Securities and Exchange Commission.

                        PLANET POLYMER TECHNOLOGIES, INC.


                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 11, 1997                  Planet Polymer Technologies, Inc.


                                       /S/ ROBERT J. PETCAVICH
                                       -----------------------------------
                                       President, Chief Executive Officer and
                                       Director
                                       (On behalf of Registrant and as
                                        Registrant's Principal Financial and
                                        Accounting Officer)