Form 10QSB
period 1997-09-30
PLANET POLYMER TECHNOLOGIES INC
filed 1997-11-14
CIK 896861

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For Quarterly Period Ended September 30, 1997


        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                               Commission File Number: 0-26804

        PLANET POLYMER TECHNOLOGIES, INC.
        ------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its character)

        CALIFORNIA                                            33-0502606
        ------------------------------------------------------------------------
        (State or other jurisdiction of                       I.R.S. Employer
        incorporation or organization)                        Identification No.

        9985 Businesspark Ave., Suite A, San Diego, California   92131
        ------------------------------------------------------------------------
        (Address of principal executive offices)                 (Zip Code)

        (619) 549-5130
        ------------------------------------------------------------------------
        (Issuer's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        [X]  YES                  [ ]  NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Class                           Outstanding at October 20, 1997
        -----                           -------------------------------
        Common Stock, no par value      5,271,269

                        PLANET POLYMER TECHNOLOGIES, INC.
                          FORM 10-QSB QUARTERLY REPORT
                        QUARTER ENDED SEPTEMBER 30, 1997



                                    INDEX


                                                                                   PAGE NO.
                                                                                   --------
PART I - FINANCIAL INFORMATION

        Item 1        Consolidated Balance Sheet (Unaudited)
                      September 30, 1997                                               2

                      Consolidated Statements of Operations (Unaudited)
                      Three Months Ended September 30, 1997 and 1996                   3

                      Consolidated Statements of Operations (Unaudited)
                      Nine Months Ended September 30, 1997 and 1996                    4

                      Consolidated Statements of Cash Flows (Unaudited)
                      Nine Months Ended September 30, 1997 and 1996                    5

                      Consolidated Statement of Shareholders' Equity (Unaudited)
                      Nine Months Ended September 30, 1997                             6

                      Notes to Unaudited Consolidated Financial Statements             7

        Item 2        Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                    9

PART II - OTHER INFORMATION

        Item 1        Legal Proceedings                                               13

        Item 2        Changes in Securities and Use of Proceeds                       13

        Item 3        Defaults upon Senior Securities                                 16

        Item 4        Submission of Matters to a Vote of Security Holders             16

        Item 5        Other Information                                               16

        Item 6        Exhibits and Reports on Form 8K                                 17

SIGNATURES                                                                            18

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


                                     ASSETS

Current assets:
         Cash and cash equivalents                               $  2,042,981
         Accounts receivable                                          474,842
         Inventories                                                  345,119
         Prepaid expenses and other receivables                        68,259
         Deferred income taxes                                         13,913
                                                                 ------------
             Total current assets                                   2,945,114
         Property and equipment, net                                  844,341
         Goodwill, net                                                584,020
         Patents and other, net                                       334,364
                                                                 ------------
             Total assets                                        $  4,707,839
                                                                 ============


                       LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
         Accounts payable and accrued expenses                   $    375,901
         Notes payable                                                260,545
                                                                 ------------
             Total current liabilities                                636,446
         Other liabilities                                            300,000
         Deferred income taxes                                         14,334
                                                                 ------------
             Total liabilities                                        950,780
                                                                 ------------
Shareholders' equity:
         Undesignated Preferred Stock, no par value
           Authorized shares - 4,250,000
           No shares outstanding                                           --
         Series A Convertible Preferred Stock, no par value
           Authorized shares - 750,000
           Issued and outstanding - 500,000                           820,000
         Common Stock, no par value
           Authorized shares - 20,000,000
           Issued and outstanding - 5,271,269                      10,791,024
         Accumulated deficit                                       (7,853,965)
                                                                 ------------
             Total shareholders' equity                             3,757,059
                                                                 ------------
             Total liabilities and shareholders' equity          $  4,707,839
                                                                 ============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Three Months Ended September 30,
                                                 --------------------------------
                                                      1997              1996
                                                 ------------       -------------
Development revenue                               $    12,598       $    32,286
Product sales                                         709,514           844,637
                                                  -----------       -----------
       Total revenue                                  722,112           876,923
Cost of sales                                         526,382           513,302
                                                  -----------       -----------
                                                      195,730           363,621
                                                  -----------       -----------
Operating expenses:
    General and administrative                        254,195           230,266
    Marketing                                          58,384           274,610
    Research and development                          121,713           167,911
                                                  -----------       -----------
       Total operating expenses                       434,292           672,787
                                                  -----------       -----------

       Loss from operations                          (238,562)         (309,166)
Other income, net                                       8,683            13,375
                                                  -----------       -----------
       Loss before income taxes                      (229,879)         (295,791)
Income taxes                                           20,000                 -
                                                  -----------       -----------
       Net loss                                   $  (249,879)      $  (295,791)
                                                  ===========       ===========
       Net loss per share                         $     (0.05)      $     (0.06)
                                                  ===========       ===========
       Shares used in per share computations        5,271,269         5,260,664
                                                  ===========       ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Nine Months Ended September 30,
                                                 --------------------------------
                                                      1997              1996
                                                 ------------       -------------
Development revenue                               $    95,804       $   158,236
Product sales                                       2,449,771         2,367,559
                                                  -----------       -----------
       Total revenue                                2,545,575         2,525,795
Cost of sales                                       1,762,374         1,484,437
                                                  -----------       -----------
                                                      783,201         1,041,358
                                                  -----------       -----------
Operating expenses:
    General and administrative                        823,065         1,389,893
    Marketing                                         252,501           910,802
    Research and development                          382,139           606,172
                                                  -----------       -----------
       Total operating expenses                     1,457,705         2,906,867
                                                  -----------       -----------

       Loss from operations                          (674,504)       (1,865,509)
Other income, net                                      39,333            63,025
                                                  -----------       -----------
       Loss before income taxes                      (635,171)       (1,802,484)
Income taxes                                           49,094                 -
                                                  -----------       -----------
       Net loss                                   $  (684,265)      $(1,802,484)
                                                  ===========       ===========
       Net loss per share                         $     (0.13)      $     (0.34)
                                                  ===========       ===========
       Shares used in per share computations        5,271,269         5,260,664
                                                  ===========       ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    Nine Months Ended September 30,
                                                                                    -------------------------------
                                                                                         1997             1996
                                                                                     -----------       -----------
Cash flows from operating activities:
    Net loss                                                                         $  (684,265)      $(1,802,484)
    Adjustments to reconcile net loss to net cash used by operating activities:
       Depreciation and amortization                                                     128,404           173,689
       Compensation expense - non cash                                                   (60,555)          478,491
       Gain on disposal of assets                                                            (56)                -
    Change in assets and liabilities, net of effects of acquisition:
       Accounts receivable                                                               196,924          (147,497)
       Inventories                                                                        24,454           (56,003)
       Prepaid expenses and other assets                                                  (4,825)           38,077
       Accounts payable and accrued expenses                                               5,943          (454,464)
                                                                                     -----------       -----------
          Net cash used by operating activities                                         (393,976)       (1,770,191)
                                                                                     -----------       -----------
Cash flow from investing activities:
    Purchases of property and equipment                                                  (15,893)          (95,891)
    Proceeds from the sale of property and equipment                                       4,140                 -
    Cost of patents, licenses and trademarks                                             (18,177)          (47,367)
    Acquisition of subsidiary, net of cash acquired                                            -          (803,945)
    Sales of investments, net                                                                  -           304,144
                                                                                     -----------       -----------
          Net cash used by investing activities                                          (29,930)         (643,059)
                                                                                     -----------       -----------
Cash flow from financing activities:
    Proceeds for preferred stock and warrants, net                                       897,500                 -
    Payments on note payable                                                                   -           (20,834)
    Payments on short-term borrowings                                                    (71,005)          (65,274)
                                                                                     -----------       -----------
          Net cash provided (used) by financing activities                               826,495           (86,108)
                                                                                     -----------       -----------
          Net increase (decrease) in cash and cash equivalents                           402,589        (2,499,358)
Cash and cash equivalents at beginning of period                                       1,640,392         3,257,471
                                                                                     -----------       -----------
Cash and cash equivalents at end of period                                           $ 2,042,981       $   758,113
                                                                                     ===========       ===========

Supplemental disclosure of non-cash activity:
    Stock options granted to a consultant                                            $     2,816       $   478,491
    Restricted Common Stock issued in connection with acquisition                              -           508,069


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)




                                              Preferred Stock                Common Stock
                                       ---------------------------   ---------------------------    Accumulated
                                          Shares         Amount         Shares         Amount          Deficit         Total
                                       ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 1996                      -   $          -      5,271,269   $ 10,774,079    $ (7,169,700)   $  3,604,379
Revision of Common Stock issuance
    estimate                                      -              -              -        (63,371)                        (63,371)
Issuance of Warrants                                                                      77,500                          77,500
Fair market value of stock options
    granted to an outside consultant                                                       2,816                           2,816
Issuance of Series A Convertible
    Preferred Stock, net                    500,000        820,000                                                       820,000
Net loss for the nine months ended
     September 30, 1997                           -              -              -              -        (684,265)       (684,265)
                                       ------------   ------------   ------------   ------------    ------------    ------------
Balance at September 30, 1997               500,000   $    820,000      5,271,269   $ 10,791,024    $ (7,853,965)   $  3,757,059
                                       ============   ============   ============   ============    ============    ============


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

        In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of results that may be expected for the year ending December 31, 1997. For additional information, refer to the Company's financial statements and notes thereto for the year ended December 31, 1996 contained in the Company's Form 10-KSB for the fiscal year ended December 31, 1996.

2.      Recent Accounting Pronouncements

        In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"), and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). These accounting standards are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes new standards for reporting and displaying comprehensive income and its components, SFAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Adoption of these Statements is expected to have no impact on the Company's consolidated financial position, results of operations, or cash flows.

3.      Series A Convertible Preferred Stock

        On September 24, 1997, the Company issued to one investor (the "Investor") 500,000 shares of its Series A Convertible Preferred Stock ("Series A Preferred") at $1.85 per share. The holders of the Series A Preferred are entitled to receive quarterly dividends at an annual rate of 6% payable in shares of Common Stock. Each share of Series A Preferred is convertible at the option of the holder into shares of Common Stock of the Company. The conversion rate of the Series A Preferred is initially one-to-one, subject to adjustment upon certain events. In addition, the Company issued to the Investor, for $75,000, a warrant (the "Warrant") to purchase up to 375,000 shares of the Company's Common Stock.

        Pursuant to the Securities Purchase Agreement between the Company and the Investor, (the "Securities Purchase Agreement"), the SEC must declare effective, by February 6, 1998, a Registration Statement filed by the Company registering the shares of Common Stock issuable upon conversion of the Series A Preferred and exercise of the Warrant. In the event the SEC fails to declare the Registration Statement effective, the Company must deliver to the Investor certificates for Common Stock equal to 5% of the Conversion Shares, as defined in the Securities Purchase Agreement. Additionally, the Company must deliver to the Investor certificates for Common Stock equal to 5% of the Conversion Shares for each additional 30-day period in which the Registration Statement has not been declared effective.

        As partial consideration for services rendered in connection with the sale of the Series A Preferred and the Warrant to the Investor, the Company issued, for $2,500, a five year warrant to purchase up to 50,000 shares of the Company's Common Stock.

                              PLANET POLYMER TECHNOLOGIES, INC.
                  NOTES TO UNAUDITED FINANCIAL STATEMENTS - (CONTINUED)



4.      Stock Option Plan

        On May 22, 1997, the Company's Board of Directors granted non-statutory stock options to purchase 10,000 shares of Common Stock at an exercise price of $3.00 per share to an outside consultant of the Company. These options vest monthly over one-year and expire on May 22, 2007. In connection with this transaction, the Company recorded a charge to income, for the nine months ended September 30, 1997, of approximately $2,816, based on the Black-Scholes option pricing model. As of September 30, 1997, none of these options have been exercised.

        On September 30, 1997, a previously granted incentive stock option to purchase 5,000 shares of Common Stock was terminated in accordance with its terms.

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

        Deltco is a manufacturer and reprocessor of thermoplastic scrap resins located in Ashland, Wisconsin. The Company maintains Deltco as a wholly-owned subsidiary, and uses its plant, equipment and other physical property in the manner in which it was used prior to the acquisition. The Company continues to focus on commercializing its Enviroplastic technologies and growing Deltco's manufacturing business.

        During the first nine months of 1997, the Company actively sought to reduce costs such that general and administrative and marketing expenses decreased. However, notwithstanding such decrease in research and development expenses during the first nine months of 1997, the Company expects that research and development expenses may increase significantly in the future as the Company's products are commercialized and continued efforts are focused on Deltco's resins.

        Planet has incurred operating losses since inception and had an accumulated deficit at September 30, 1997 of approximately $7.9 million. The Company expects to incur additional losses for the foreseeable future.

RESULTS OF OPERATIONS

Revenue
        The Company's revenues decreased from approximately $877,000 for the three months ended September 30, 1996 to approximately $722,000 for the three months ended September 30, 1997. This decrease was primarily attributable to decreased sales volume at Deltco due to a softening in the polypropylene market and decreased research and development revenue at Planet. This decrease in research and development revenue at Planet was partially the result of the temporary diversion of management resources from sales to financing activities.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        PLANET POLYMER TECHNOLOGIES, INC.



RESULTS OF OPERATIONS, CONTINUED

        Revenues remained relatively constant at approximately $2,546,000 for the nine months ended September 30, 1997 compared to approximately $2,526,000 for the nine months ended September 30, 1996.

        Planet continued to focus on internally-funded, rather than customer-funded, product development during the first nine months of 1997. The Company will continue to participate in customer-funded development when appropriate, but believes internally-funded development is advantageous as to certain technologies and applications.

Cost of Sales
        Cost of sales increased from approximately $513,000 for the three months ended September 30, 1996 to approximately $526,000 for the three months ended September 30, 1997. The increase was primarily attributable to increases in the cost of raw materials, increases in personnel costs and write-offs of obsolete inventory at Deltco. Raw material cost increases, which have resulted from seasonal price fluctuations in the polypropylene market and price increases from Deltco's preferred supplier of scrap plastic in connection with a recent request for bid, are expected to continue for the foreseeable future.

        Cost of sales increased from approximately $1,484,000 for the nine months ended September 30, 1996 to approximately $1,762,000 for the nine months ended September 30, 1997. The increase was primarily attributable to higher sales at Deltco at lower margins. These lower margins were the result of increases in the cost of raw materials and increases in personnel costs.

General and Administrative Expenses
        General and administrative expenses increased from approximately $230,000 for the three months ended September 30, 1996 to approximately $254,000 for the three months ended September 30, 1997. This increase was primarily attributable to increased costs of outside services.

        General and administrative expenses decreased from approximately $1,390,000 for the nine months ended September 30, 1996 to approximately $823,000 for the nine months ended September 30, 1997. This was primarily attributable to a $478,000 one time, non-cash compensation expense, recorded during the first quarter of 1996, for the fair value of options granted to an outside consultant. The Company also incurred certain costs associated with the acquisition of Deltco during 1996.

Marketing Expenses
        Marketing expenses decreased from approximately $275,000 for the three months ended September 30, 1996 to approximately $58,000 for the three months ended September 30, 1997 and from approximately $911,000 for the nine months ended September 30, 1996 to approximately $253,000 for the nine months ended September 30, 1997. These decreases were primarily due to reductions in sales and marketing personnel, the reduction of outside services and the reduction in international travel expenditures offset by increased marketing efforts in North America. In addition, during the three months ended June 30, 1997, the December 31, 1996 estimated non-cash incentive compensation expense for the fair value of stock granted to the president of Deltco was revised downward by $63,000.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        PLANET POLYMER TECHNOLOGIES, INC.



RESULTS OF OPERATIONS, CONTINUED

Research and Development Expenses
        Research and development expenses decreased from approximately $168,000 for the three months ended September 30, 1996 to approximately $122,000 for the three months ended September 30, 1997 and from approximately $606,000 for the nine months ended September 30, 1996 to approximately $382,000 for the nine months ended September 30, 1997. These decreases were due primarily to lower research and development costs as a result of lower research and development revenue at Planet, the decreased use of outside resin processors, and a reduction in pilot plant operations staff, offset by an additional scientist for a portion of the three months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

        Since its inception, Planet has financed its operations primarily through the sale of equity securities and revenue from customer development agreements. The Company has raised approximately $4 million (net of issuance costs) from the private sale of Common Stock. In September 1995, the Company completed its initial public offering ("IPO") in which it sold an aggregate of 1,150,000 shares of Common Stock and received net proceeds of approximately $5.6 million.

        In January 1996, the Company used $1,125,000 in cash and issued 96,775 shares of restricted Common Stock valued at approximately $508,000 to acquire Deltco in a purchase transaction. In connection with the purchase, the Company now has one outstanding debt agreement related to a Small Business Administration loan collateralized by substantially all assets at Deltco. As of September 30, 1997 the loan balance was approximately $203,000. The Company has no material commitments for capital expenditures.

        In September 1997, the Company issued 500,000 shares of Series A Convertible Preferred Stock and warrants to purchase Common Stock for an aggregate purchase price of approximately $898,000, net of issuance costs.

        The Company used approximately $394,000 for operations for the nine months ended September 30, 1997. Such funds were used for research and development activities, marketing efforts and administrative support.

        The Company used approximately $30,000 for investing activities for the nine months ended September 30, 1997. Such funds were used for the preparation and filing of patents and for the purchase of equipment at Deltco.

        Net cash provided by financing activities of approximately $826,000 resulted from proceeds from the issuance of Series A Convertible Preferred Stock and warrants for an aggregate purchase price of approximately $898,000, partially offset by approximately $71,000 used for the repayment of debt for the nine months ended September 30, 1997.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        PLANET POLYMER TECHNOLOGIES, INC.



LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

        The Company believes that its existing sources of liquidity and anticipated revenue, including revenues generated from Deltco, will satisfy the Company's projected working capital and other cash requirements for at least the next 12 months. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operating expenses will not result in the expenditure of such resources before such time. The Company expects that it will need to raise substantial additional funds to establish large-scale manufacturing capabilities. The Company intends to seek additional funding from existing and potential customers or through public or private equity or debt financing. There can be no assurance that additional financing will be available on acceptable terms, or at all.

                           PART II - OTHER INFORMATION

                        PLANET POLYMER TECHNOLOGIES, INC.


Item 1 - Legal Proceedings:

         None

Item 2 - Changes in Securities and Use of Proceeds:
(b) In September 1997, the Board of Directors of the Company, in accordance with the Company's Articles of Incorporation, by resolution designated 750,000 shares of Preferred Stock as Series A Convertible Preferred Stock and established the rights, preferences and privileges of such Series A Convertible Preferred Stock (the "Series A Preferred"). The following is a summary of the rights, preferences and privileges of the Series A Preferred.

         The holders of Series A Preferred are entitled to one vote for each share held of record on all matters submitted to a vote of the shareholders.

         Holders of Series A Preferred are entitled to receive, quarterly, such number of shares of Common Stock (or, if the Company is unable to distribute shares of Common Stock, cash) equal to (a) one and one-half percent (1.5%) multiplied by the liquidation preference of the Series A Preferred, divided by (b) the average closing bid price of the Company's Common Stock on the Nasdaq SmallCap Market over a period of 5 consecutive trading days prior to the dividend distribution date.

         In the event of a liquidation, dissolution or winding up of the Company, the holders of Series A Preferred will be entitled to receive, after payment of liabilities and prior to and in preference to any payment to the holders of Common Stock, an amount equal to $2.00 per share of Series A Preferred then outstanding, plus any accrued but unpaid dividends thereon. After payment of the preferential amounts set forth in the previous sentence, any remaining assets shall be distributed ratably among the holders of Common Stock.

         Holders of Series A Preferred have the right to convert their shares of Series A Preferred into shares of Common Stock at any time after the 90th day following the first issuance of Series A Preferred (the "Issue Date"). The rate of such conversion shall initially be 1:1, subject to certain antidilution adjustments. The Series A Preferred shall be automatically converted into shares of Common Stock upon the occurrence of certain events. Outstanding shares of Series A Preferred may also be redeemed at the option of Company under certain circumstances. The holders of Series A Preferred have no preemptive rights. There are no sinking fund provisions applicable to the Series A Preferred.

(c) On September 24, 1997, the Company issued 500,000 shares of Series A Convertible Preferred Stock to Special Situations Private Equity Fund, L.P. ("Special Situations") for an purchase price of $925,000. Paragraph (b) above summarizes the conversion rights of the Series A Convertible Preferred Stock.

         On September 24, 1997, the Company also issued a warrant to purchase up to 375,000 shares of Common Stock, at an exercise price of $2.75 per share, to Special Situations for a purchase price of $75,000.

         The Company issued the foregoing securities in reliance upon the exemption from registration provided by Rule 506 promulgated under the Securities Act of 1933, as amended.

                        PLANET POLYMER TECHNOLOGIES, INC.


(f)
         (1) Indicate the effective date of the registration statement for which this form is filed.
               August 2, 1995
             Provide the SEC file number assigned to the registration statement.
               2-91984-LA

         (2) Has the offering commenced?
               Yes
             Date the offering commenced.
               August 2, 1995

         (3) Did the offering terminate before any securities were sold?
               No

         (4) Has the offering terminated?
               Yes
             Did the offering terminate prior to the sale of all securities registered?
               No

         (5) Furnish the name(s) of the managing underwriter(s).
               Meridian Capital Group, Inc.
               Hagerty, Stewart & Associates, Inc.

             Title of Security

                                          For the account of the issuer
             ----------------------------------------------------------------------
                 Title of         Amount      Aggregate     Amount      Aggregate
                 Security       Registered    price of       sold       offering
                                              offering                  price of
                                               amount                  amount sold
                                             registered
             ----------------------------------------------------------------------
             Common Stock        1,150,000   $6,900,000    1,150,000   $6,900,000
             ----------------------------------------------------------------------


             ----------------------------------------------------------------------
                                    For the account(s) of any selling security
                                                    holder(s)
             ----------------------------------------------------------------------
                 Title of         Amount      Aggregate     Amount      Aggregate
                 Security       Registered    price of       sold       offering
                                              offering                  price of
                                               amount                  amount sold
                                             registered
             ----------------------------------------------------------------------
             Common Stock           N/A          N/A          N/A          N/A
             ----------------------------------------------------------------------

                        PLANET POLYMER TECHNOLOGIES, INC.



           Amount of expenses

                                Direct or indirect           Direct or indirect
                                payments to directors,       payments to others
                                officers, general partners
                                of the issuer or their
                                associates; to persons
                                owning ten percent or more
                                of any class of equity
                                securities of the issuer;
                                and to affiliates of the
                                issuer

             ----------------------------------------------------------------------
             Underwriting
             discounts and                                $        483,000
             commissions
             ----------------------------------------------------------------------
             Finders' Fees
             ----------------------------------------------------------------------
             Expenses
             paid to or for                                        209,500
             underwriters
             ----------------------------------------------------------------------
             Other
             expenses                                              570,900
             ----------------------------------------------------------------------
             Total
             Expenses                                    $       1,263,400
             ----------------------------------------------------------------------

             The net offering proceeds to the issuer after deducting the total expenses above were $5,636,600

                        PLANET POLYMER TECHNOLOGIES, INC.


                                Direct or indirect            Direct or indirect
                                payments to directors,        payments to others
                                officers, general partners
                                of the issuer or their
                                associates; to persons
                                owning ten percent or more
                                of any class of equity
                                securities of the issuer;
                                and to affiliates of the
                                issuer

---------------------------------------------------------------------------------------
 Purchase and installation of
 machinery and equipment                11,000                                   87,269
---------------------------------------------------------------------------------------
 Acquisition of other
 business(es)                                                                 1,137,976
---------------------------------------------------------------------------------------
 Working Capital                                                              3,086,496
---------------------------------------------------------------------------------------

 Other purposes (specify)
---------------------------------------------------------------------------------------
 Director Fees                         110,000
---------------------------------------------------------------------------------------
 Payments for Patents & Trademarks     200,000                                   70,313
---------------------------------------------------------------------------------------
 Payments for Royalties                 50,000
---------------------------------------------------------------------------------------
 Payments for consulting & marketing
 fees & expenses reimbursed in
 connection therewith                  871,110
---------------------------------------------------------------------------------------
 Payments for Accounting Services       12,436
---------------------------------------------------------------------------------------


Item 3 - Defaults upon Senior Securities:
         None

Item 4 - Submission of Matters to a Vote of Security Holders.
         None

Item 5 - Other Information:
         None

                        PLANET POLYMER TECHNOLOGIES, INC.



Item 6 - Exhibits and Reports on Form 8-K:

         (a)  Exhibits.

           Exhibit Number       Description
           --------------       -----------
               3.1(1)           Amended and Restated Certificate of
                                Determination of Preferences of Series A
                                Convertible Preferred Stock

               10.1(1)          Securities Purchase Agreement, dated as of
                                September 19, 1997, between the Registrant and
                                Special Situations Private Equity Fund, L.P.

               10.2(1)          Warrant to Purchase Common Stock, dated
                                September 24, 1997, issued by the Registrant to Special Situations Private Equity Fund, L.P.

               27.1             Financial Data Schedule


         (b)  Reports on Form 8-K:
              None


---------------------
(1) Previously filed as an exhibit to the Registration Statement on Form S-3 (File No. 333-39845) filed on November 7, 1997 and incorporated herein by reference.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 12, 1997          Planet Polymer Technologies, Inc.


                                 /S/ ROBERT J. PETCAVICH
                                 _______________________________________________
                                 Robert J. Petcavich
                                 President, Chief Executive Officer and Director (On behalf of Registrant and as Registrant's Principal Financial and Accounting Officer)