Form 10KSB
period 1997-12-31
PLANET POLYMER TECHNOLOGIES INC
filed 1998-03-23
CIK 896861

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                           Commission File No. 0-26804

                        PLANET POLYMER TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

                  CALIFORNIA                               33-0502606
        State or other jurisdiction of                    (IRS Employer
        incorporation of organization                  identification No.)

9985 BUSINESSPARK AVENUE, SUITE A, SAN DIEGO, CA              92131
   (Address of principal executive offices)                 (Zip Code)

                    Issuer's telephone number (619) 549-5130

         Securities registered under Section 12(b) of the Exchange Act:
                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:
                           COMMON STOCK, NO PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the year ending December 31, 1997 were $3,020,081.

The aggregate market value of the voting stock held by non-affiliates of the Issuer as of February 24, 1998 was $5,558,548. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock of the Company have been excluded because such persons may be deemed to be affiliates.

The total number of shares outstanding of the Issuer's Common Stock was 5,300,144 as of March 10, 1998.

--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Issuer's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with 1998 Annual Meeting is incorporated herein by reference into Part III of this report.

--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one) [ ] yes [X] no

                        PLANET POLYMER TECHNOLOGIES, INC.

                                   FORM-10KSB
                          YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS

ITEM
NUMBER                                                                      PAGE
                                     PART I.
 1.     Description of Business................................................2

 2.     Description of Property...............................................14

 3.     Legal Proceedings.....................................................14

 4.     Submission of Matters to a Vote of Security Holders...................14

                                    PART II.

 5.     Market for Common Equity and Related Stockholders Matters.............15

 6.     Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................................15

 7.     Financial Statements..................................................18

 8.     Changes in and Disagreements With Accountants on
        Accounting and Financial Disclosures..................................18

                                    PART III.

 9.     Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act.....................18

10.     Executive Compensation................................................18

11.     Security Ownership of Certain Beneficial Owners and Management........18

12.     Certain Relationships and Related Transactions........................18

                                    PART IV.

13.     Exhibits and Reports on Form 8-K......................................19



        Signatures............................................................21

        Power of Attorney.....................................................21

     This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends that such statements shall be protected by the safe harbors provided for in such sections. Such statements are subject to risks and uncertainties that could cause the Company's actual results to vary materially from those projected in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this section as well as those sections entitled "Risk Factors," and in "Item 6 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     PART I.

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

     Planet Polymer Technologies, Inc. ("Planet" or the "Company") is a specialty chemical Company that designs, develops, manufactures and markets degradable and recycled polymer materials. The Company's proprietary polymer materials, which are marketed under the trademarks EnviroPlastic(R) and Aquadro(TM), can be used to produce films, coatings and injection molded parts that serve as environmentally-compatible alternatives to conventional engineered plastics.

     The Company has developed eight technologies. The Company's primary focus is on the four technologies listed below:

     o Aquadro(TM) -- a hydrodegradable (water dispersible) polyvinyl alcohol ("PVOH") resin.

     o EnviroPlastic(R) CRT (controlled-release technology) -- a polymer coating.

     o Aquadro(TM) Metal Injection Molding (MIM) Materials -- moldable metal filled polymers.

     o Aquadro(TM) Self Sterilizing Materials (SSM) -- antimicrobial polymer blends for medical devices.

     The Company also produces recycled thermoplastic resins, which are manufactured at Deltco of Wisconsin, Inc. ("Deltco"), a subsidiary of the Company. The Company has focused most of its efforts away from biodegradable polymers to water soluble and/or dispersible polymers that eventually biodegrade in the appropriate environment. All of the Company's technologies can be custom engineered to replicate the product and manufacturing characteristics of non-degradable plastic products.

     Planet believes that market demand is now centered on bringing value added products to industrial manufacturers by reducing their manufacturing costs as well as having environmental benefits. The Company also believes that its EnviroPlastic(R) products can offer cost and engineering benefits over currently produced plastics.

     The Company has targeted the personal hygiene, agrotechnology, medical disposable, and industrial manufacturing markets because it believes that its EnviroPlastic(R) technologies address certain needs of these markets and thereby provides the Company with an opportunity for market acceptance and growth. The Company has sought to develop strategic alliances with potential customers in North America, Europe and Asia, and currently has such a relationship with Agrium Inc. ("Agrium"). These strategic alliances are intended to define product specifications and promote market acceptance of the Company's products and technology. The Company has also secured marketing alliances both domestically and internationally, including those with Mitsubishi International Corporation ("Mitsubishi"), Nippon Shokubai Corporation ("Nippon Shokubai"), and Am-Re Services, Inc. ("ARS"). To date, the Company has not fully commercialized nor received any significant revenues from the sale of any products but has sold pilot production quantities based upon its EnviroPlastic(R) technologies.

     In January 1996, Planet acquired Deltco, a manufacturer and reprocessor of thermoplastic scrap resins that can be used in a wide variety of applications, either blended with other polymer materials or alone. Planet maintains Deltco as a wholly-owned subsidiary, and uses Deltco's plant, equipment and other physical property to manufacture recycled polypropylene. The Company believes that Deltco's facilities could be used to manufacture Planet's proprietary resins in commercial quantities. In addition to Deltco's full scale, expandable production facility in Ashland, Wisconsin, Planet operates a research and development and pilot production facility in San Diego, California. The Company continues to focus on its EnviroPlastic(R) and Aquadro(TM) technologies and growing Deltco's manufacturing business.

     Planet was incorporated under the laws of California in August 1991. The Company's principal executive offices are located at 9985 Businesspark Avenue, Suite A, San Diego, CA 92131, and its telephone number is (619) 549-5130.

PLANET POLYMER'S PRODUCTS AND TECHNOLOGY

     Planet is using its polymer chemistry expertise to provide degradable technology-based solutions to the current and emerging needs of the industrial and consumer plastics markets. Planet believes that increasing pressure from original equipment manufacturers and government agencies for environmentally clean products and processes have created a significant opportunity for degradable and recycled plastic products. The Company's EnviroPlastic(R) and Aquadro(TM) products are designed to offer water solubility, water dispensability, and other engineering benefits over currently produced plastics.

     Planet has developed polymer materials that can be fabricated into films, coatings, and plastic parts that degrade when exposed to water, light or soil without reducing product efficacy. This degradation, which can be engineered to occur over a period of a few seconds to hundreds of days, converts the polymer into a combination of environmentally-safe water, carbon dioxide and biomass. In addition, EnviroPlastic(R) and Aquadro(TM) materials can be custom engineered to replicate the product and manufacturing characteristics of non-degradable plastic materials. Supplementing the Company's degradable products, Deltco's recycled materials offer an attractive alternative to customers who are required or desire to incorporate recycled materials into their end products at a cost advantage over virgin materials. The Company believes that opportunities for the use of recycled materials continue to increase, particularly in markets such as transportation, appliance manufacturing, construction and consumer products.

     The Company's EnviroPlastic(R) and Aquadro(TM) polymer materials are based on technologies that the Company has developed and tested over the past seven years. To date, the Company has not received significant revenue from the sale of products based on its EnviroPlastic(R) and Aquadro(TM) technologies. The Company is currently focusing on application, market development and sales of the following product groups:

     Aquadro(TM). Aquadro(TM) is a polyvinyl alcohol ("PVOH") based compound developed by Planet to provide cost effective product solutions for the medical disposable, industrial manufacturing and personal hygiene markets. Aquadro(TM) can be manufactured into blown film, extrusion cast film, and injection molded products. Aquadro(TM) resins are highly versatile and can be engineered for elastomeric or rigid applications. Aquadro(TM) can be disposed of through the municipal sewage system by dissolving the material in hot or cold water. The patent for Aquadro(TM) is No. 5,658,977.

     EnviroPlastic(R) CRT. The Company's EnviroPlastic(R) CRT (controlled-release technology) polymer product line, developed for Agrium, Inc. (see "Strategic Alliances: Agrium Technology Development and License Agreement"), is a proprietary polymer coating derived from monomers such as urethane, acrylics, styrene and natural vegetable oils. This product line is different from the Company's other products; it is not a polymer alloy or blend. The product line is targeted for fertilizer controlled-release coating applications including, in particular, urea granules. By coating urea granules with the Company's materials, it is possible to control the release of the fertilizer over a period of up to 120 days. Initial field test results of CRT have shown an average increase of 20% in crop yields. CRT technology has recently completed pilot scale production trials with a large North American fertilizer manufacturer. Numerous tests have occurred in the United States, Canada, China and Australia with positive results.

     EnviroPlastic(R) H. The Company's EnviroPlastic(R) H line of materials are based on polyethylene oxide polymers and are manufactured into films using a patented proprietary process. EnviroPlastic(R) H materials are engineered to disperse or dissolve on contact with water. The dissolution time of EnviroPlastic(R) H can be engineered to occur over a period ranging from seconds to days depending on the requirements of the ultimate application. These polymer blends are targeted for use in the personal hygiene market. The patent for EnviroPlastic(R) H is No. 5,367,003.

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

     EnviroPlastic(R) Z. The Company's patented EnviroPlastic(R) Z materials are biodegradable and compostable polymers based on the polymer cellulose acetate derived from trees, a natural renewable resource. EnviroPlastic(R) Z materials are subjected to a high energy physical process that enhances their biodegradability and compostability. Product features include transparency, fast molding cycles, outstanding processability and degradation rates from 1 to 3 years. EnviroPlastic(R) Z materials have been successfully injection molded and extruded into sheet film. EnviroPlastic(R) Z materials are targeted for use in products in the packaging and the industrial markets. The patent for EnviroPlastic(R) Z is No. 5,505,830.

     Deltco Technology. Deltco reprocesses thermoplastic polypropylene resins that are known as "wide spec" materials. These materials are offered in flake or pellet form and are available in white, natural and mixed colors. The performance characteristics of these post-industrial recycled materials compete with virgin polypropylene for injection molded products.

     Additionally, see "Research and Development: Aquadro(TM) Metal Injection Molding Technology" and "Research and Development: Aquadro(TM) Self-Sterilizing Technology."

PRODUCT TESTING

     Acceptance and degradation testing for EnviroPlastic(R) alloys have been conducted by several independent testing organizations and governmental agencies. Comprehensive studies completed by the US Department of the Interior on polyethylene oxide, the base material for the Company's EnviroPlastic(R) H product line, have determined that it is non-toxic (acceptable volume of five parts per million) to marine life such as bacteria, algae and fish. The findings also indicate that in laboratory tests, sewage effluent containing these polymers have an above normal flow rate through the sewer. Tests have also confirmed the compostable or biodegradable capabilities of the Company's EnviroPlastic(R) C and Z materials as being similar to that of yard waste, cardboard and magazines. Additional tests, such as cytotoxicity screening and sea water degradation, have been performed on EnviroPlastic(R) materials by the company's customers with favorable results.

     Testing focused on the Company's Aquadro(TM) and EnviroPlastic(R) CRT technologies commenced in 1996. Aquadro(TM) testing to date has included tests designed to assess film properties, melting point, water vapor transmission and oxygen permeability testing. Degradation testing on Aquadro(TM) formulations has also been conducted and confirmed by independent research laboratories. Additional product testing related to the Aquadro(TM) technology included injection molding trials, environmental and humidity testing, antibacterial cidal properties and controlled dispersion analysis. EnviroPlastic(R) CRT technology testing has occurred in North America, Australia and China. Field testing continues and results to date indicate an average 20% increase in crop yields. Product testing for new and existing technologies will continue as appropriate. However, there can be no assurance that results from testing will continue to be favorable, or that products which produce initial positive test results will be engineered to meet the specifications necessary to commercialize such product.

MARKETS AND APPLICATIONS

     ENVIROPLASTIC(R) AND AQUADRO(TM)

     The Company is focusing on specific market opportunities where the Company believes that its EnviroPlastic(R) materials, coupled with its polymer chemistry expertise, address current or emerging market requirements. The Company is currently targeting the following markets for EnviroPlastic(R):

     Personal Hygiene. Personal hygiene products targeted by the Company include diaper film, feminine hygiene applicators, panty liners, tampon applicators and personal hygiene wrappers. These products currently represent a market in excess of $8.0 billion in annual worldwide manufacturer sales. Plastic components account for approximately 10 to 20 percent of the manufacturer's cost of such hygiene products.

     The Company's technologies offer both product enhancements and environmental benefits in both film and injection molded applications in the personal hygiene market. The Company believes that its hydrodegradable polymer materials, which dissolve or disperse when exposed to water, are ideally suited for the manufacture of disposable diaper film, flushable feminine hygiene products and incontinence products. Prototype samples of these products, manufactured with Planet's EnviroPlastic(R) H polymer blends, have demonstrated that they can be disposed of in the toilet and jettisoned into the sewage system. The Company believes that consumers will consider this method of disposal to be more convenient and environmentally sound.

     Agrotechnology. The Company believes that EnviroPlastic(R) materials provide a potential solution to the problem of soil and water contamination in the fertilizer industry. The use of controlled-release technology decreases the water contamination caused by unacceptably high levels of nitrates being dissolved in the water table and provides a cost effective method of dissemination of the fertilizer product. Additionally, rain does not wash away controlled-release fertilizers using EnviroPlastic(R) materials.

     Medical Disposables. Potential applications for the medical disposable marketplace may consist of suture packs, urinary tract related products and various disposable hospital supplies and devices. According to forecasts from the Freedonia Market Research Group of Cleveland, Ohio, USA, demand for disposable medical supplies in the US is anticipated to reach a $30 billion value by 1998. Planet believes that its injection molded Aquadro(TM) product, as well as Aquadro(TM) modified to be antibacterial is well-positioned to capitalize on the increasing concern for safe, efficient and environmentally-compatible disposable medical supplies.

     Deltco; Recycled Material. In addition to its degradable plastic products, the Company, through Deltco, offers recycled polymer products sold to the following industries: Automotive, Construction, Gardening, Household Products, Packaging and Furniture. Deltco has marketed its products as a price performance alternative to virgin polypropylene. Over the last eleven years, Deltco has built a customer base covering a variety of applications. These applications include automotive heater/AC duct work, flower pots, hanging plant baskets, decorative lawn furniture, garment hangers, fencing, continuous roof vents, cafeteria food trays, paint roller trays and other related products.

STRATEGIC ALLIANCES

     To facilitate the development and commercialization of EnviroPlastic(R) products, Planet has pursued a strategy of aligning itself with a number of companies in the areas of product development and marketing. To date, however, the Company has not commercialized or sold in commercial quantities products based on its EnviroPlastic(R) technologies.

     Customer Alliances. Planet has sought to develop strategic relationships with customers both to define particular EnviroPlastic(R) product specifications and to promote acceptance of the Company's products and technology. These relationships generally involve joint development of product specifications and provide for product development and pilot runs that are funded by the customer. The Company's current joint development and license agreements generally require Planet to conduct research and development on a specific application of one of its technologies in exchange for a development fee. Typically, new technology resulting from the customer funded research and development is owned by the customer and Planet receives a royalty-free, perpetual, exclusive license to the new technology outside of the customer's specified field of business. The customer would be granted a perpetual, exclusive license to use the relevant underlying Planet technology solely in a specified field of business and would be obligated either to pay a royalty to Planet or to purchase its EnviroPlastic(R) materials requirements from Planet.

     The Company believes that its strategy of aligning itself with selected customers is significant for a number of reasons:

     o Close collaboration with the customers engineering and technical personnel allows Planet to develop precise specifications designed to ensure cost-effective application of the Company's products.

     o Planet is able to engage in innovative and extensive product development and test programs that are funded primarily by the customer. Customer funding has allowed the Company to pursue development of multiple applications for EnviroPlastic(R) products.

     o Planet believes that the emergence and development of the market for its products will accelerate if one or more of the customers with which the Company has a relationship decides to deploy the Company's products on a large-scale basis.

     The Company intends to continue developing similar strategic relationships that may help it promote its products or that might extend the range of product solutions provided by the Company's EnviroPlastic(R) materials. The Company has entered into non-disclosure agreements providing for the confidential exchange of information and discussion with potential strategic partners and customers. There can be no assurance that any such agreements will result in any development and license agreements or commercial relationships. There can be no assurance that the Company will be able to negotiate acceptable customer relationships in the future, or that its existing joint development and licensing agreements will be successful.

     Agrium Technology Development and License Agreement. In January 1995, the Company entered into a ten year technology and license agreement with Cominco Fertilizers Ltd. (now named "Agrium Inc."), pursuant to which Agrium desired to have the Company conduct further development work including, but not limited to, the use of coatings to control release of fertilizers and to protect products containing biological inoculants. The Company's EnviroPlastic(R) CRT polymer was developed for Agrium under this agreement. Under the terms of the agreement, Agrium owns all technology developed under the agreement, including, among other things, compositions of matter, new chemical complexes, association compounds, blends, mixtures or compositions of coating materials, or new products, or new processes relating thereto developed by the Company or by Agrium. In addition, Agrium has the exclusive right to grant licenses and sublicenses on the technology developed under the agreement to other parties. In return for the rights granted to Agrium, Agrium is required to pay royalties to the Company determined in accordance with the terms of the agreement.

     During the term of the agreement, the Company may not conduct any development work of the same nature or type as that performed under the agreement for any third party on any subject if the intended use falls within, or could reasonably be expected to fall within, Agrium's Field of Business as defined in the agreement. Moreover, the Company may not enter into any arrangements or agreements with any third party for a license under any of the Company's technology used during performance of this agreement if the intended place of use falls within, or could reasonably be expected to fall within, Agrium's Field of Business, as defined in the agreement, without first offering such arrangement to Agrium and at the terms no less favorable to Agrium than those offered to a third party. Agrium's field of business is broadly related to agriculture and, in particular, fertilizers. As a result, the Company's ability to develop or license its technology to third parties for agricultural applications is significantly restricted by the Agrium Agreement.

SALES AND MARKETING

     The Company primarily relies on direct sales efforts and strategic marketing alliances to market the Company's products and technologies. Many of these direct sales efforts are based on the initiatives of the Company's senior management. The Company believes that these efforts have provided the Company with significant market exposure and have continued the educational process required to commercialize its technology in an emerging industry.

     Most of the Company's EnviroPlastic(R) technologies are designed to be specially engineered to enhance, and become incorporated into, customers' products. Due to this high degree of product specialization, the Company expects the average sales cycle for its products to be approximately 24 to 48 months. This average sales cycle includes initial customer contacts, specification writing, engineering design, prototype construction, pilot testing, regulatory approval (if any), sales and marketing and commercial manufacture. A significant amount of time and energy is required by the Company's staff to educate the customer, understand the customer's unique application requirements and recommend and develop the appropriate solution.

COMPETITION

     The primary source of competition for the Company's products currently comes from suppliers of conventional non-degradable plastic products. The use of non-degradable products and current methods of solid waste disposal are well established and accepted by both consumers and the industry, many of whom may be indifferent to the benefits offered by Planet's technologies. Many of the Company's competitors, who provide these non-degradable products, have significantly greater financial, technical and human resources than the Company. Direct competition with respect to degradable polymer materials is limited. Technologies which the Company believes to be potentially competitive include polyvinyl alcohol, starch-based polymers and polylactic acid. A lessening of political or consumer concern for environmental aspects of waste disposal could significantly harm the Company's competitive position. There can be no assurance that any one of these potentially competitive technologies will not obtain a significant market share prior to the commercialization of the Company's EnviroPlastic(R) products. The development of a competing or superior technology or the commercialization of such technology by any one of the Company's potential competitors could have a material adverse effect on the Company's sales or operating profits.

     The degradable plastics market is currently highly fragmented, with no single manufacturer commanding significant market share. However, the natural consolidation associated with industry maturity could result in increased competition, leading to price reduction, reduced margins and a loss of market share. The Company believes that its technologies compete favorably with respect to the principal competition factors of the Company's markets, i.e., price, processability, quality, environmental impact and convenience.

MANUFACTURING AND SUPPLIERS

     Planet manufactures polymer materials in pellet form from base raw materials purchased from third party vendors. The Company has manufactured only limited production quantities of its products at its facility in San Diego, California, and continues to use contract manufacturers to produce larger quantities of materials when required. In January 1996, the Company acquired Deltco, a single-screw compounding manufacturer in Wisconsin. The acquisition provided the Company with an expandable midwest presence and experience in large scale manufacturing. The Company is considering alternatives for the expansion of its manufacturing infrastructure to facilitate the scale up that would be necessary should large orders for commercial volumes of the Company's products be placed.

     The components for Planet's polymer blends, alloys and coating products are available from several suppliers such as Union Carbide, Dow Chemical, DuPont, Shell Chemical, Eastman Chemical and Air Products as well as other sources. The Company has not executed long-term supply agreements with any of its vendors. To date, the Company has obtained adequate quantities of raw materials on acceptable terms to meet its requirements, with volume purchase orders on some items in order to obtain quantity discounts. The Company does not anticipate significant difficulties in obtaining raw materials in sufficient quantities to meet its anticipated needs. Should supply problems arise, however, the Company's inability to develop alternative cost-effective sources could materially impair the Company's ability to manufacture and deliver products. Additionally, an interruption or reduction in the source of supply of any of the component materials, or an unanticipated increase in vendor prices, could materially and adversely affect the Company's operating results and damage customer relationships.

     Deltco purchases the majority of its scrap resins from Minnesotal Mining and Manufacturing Company ("3M") and its affiliates. A formal supply agreement has been executed with 3M. The agreement has an indefinite term and may be terminated by either party upon thirty-days prior written notice. There can be no assurance, however, that the supply of raw materials from 3M or other sources will not be interrupted. In addition, although the Company has identified potential alternative sources of raw material for Deltco, there can be no assurance that such alternative sources will be able to provide raw materials meeting the Company's quality control standards, if at all.

RESEARCH AND DEVELOPMENT

     Research and development expenditures during the years ended December 31, 1997 and 1996 were approximately $491,000 and $840,000 respectively, of which approximately $144,000 and $255,000 respectively, were customer funded. Planet believes that its long-term success depends on the continued development and commercialization of cost-effective solutions consisting of engineered environmentally compatible polymer materials. The Company currently has three Ph.D. polymer scientists, one senior process manufacturing engineer and one process technician engaged in product development programs, which include polymer synthesis, polymer blending, process development, pilot and full scale manufacturing and testing. The Company aims to design and develop new products internally and, where appropriate, acquire existing technologies for commercialization, although the Company currently has no plans for any such acquisitions.

     Historically, Planet's research and development efforts have been focused primarily on hydrodegradable polymers (EnviroPlastic(R) H and Aquadro(TM)), controlled-release degradable fertilizer coatings (EnviroPlastic(R) CRT), and manufacturing methodologies relating to all of the Company's proprietary technologies. In 1997, however, the Company commenced and continued several new research and development projects which are expected to continue in 1998 including projects focused on metal injection molding and self-sterilizing antibacterial materials. These research and development projects are in their early phases, however, and there can be no assurance that the Company will be successful in completing the development or commercial implementation of any technologies or products that are the subject of such projects.

     Aquadro(TM) Metal Injection Molding Technology (MIM). MIM is based on the company's Aquadro(TM) technology and extends it into the industrial manufacturing marketplace. Manufacturers are constantly looking to lower their cost of doing business by evaluating alternative innovative fabrication techniques. Planet has learned through its marketing efforts that products made by MIM using water soluble polymers can reduce the cost of manufacturing certain metal parts by as much as 50%. Preliminary testing by one of Planet's potential customers has demonstrated that medical devices made from stainless steel can be manufactured by Planet's MIM technology. As a result Planet has contracted Dr. Randall German, an authority on MIM, to evaluate and test the Company's technology in his laboratory. Pending a successful outcome by Dr. German's lab, Planet plans to commercialize the technology.

     Aquadro(TM) Self-Sterilizing Technology (SSM). Planet has advanced its antimicrobial polymer technology to the point of pilot production. Planet anticipates that a major medical device company will submit an FDA application for a replacement device approval in the near future. Pending the results of that approval process, Planet will begin pilot and then full scale production of the device. Planet is also researching the potential use of SSM technology in the food packaging area and testing is underway to evaluate the efficacy of the products.

     The Company intends to shift the research and development work away from basic materials and focus more resources on manufacturing process development and refinements in the next 12 to 24 months.

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

     In 1997, the Company expanded its existing patent portfolio with the issuance of a patent for the Company's Aquadro(TM) technology. In addition a patent for the EnviroPlastic(R) CRT technology has been allowed. All other technologies of the Company are considered trade secrets and patent protection will be pursued as appropriate.

     While the Company believes that a competitor with substantial financial resources and technical expertise could develop polymer materials equivalent to Planet's, the Company believes that its lead times, continued research and development efforts and relationship driven strategic alliances with customers provide it with a competitive advantage. The Company relies on trade secrets and proprietary know-how and process technology, which it seeks to protect, in part, by confidentiality agreements with its employees, consultants and customers. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

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

GOVERNMENT REGULATION

     Certain end products into which the Company's products are incorporated may be subject to significant regulation and approval by federal, state and local entities such as the Food and Drug Administration (the "FDA") and the EPA. Similar regulatory agencies exist worldwide. The Company may be required to provide its customers with technical information on its products to be used by the customer in the regulatory process. The Company's customers will have primary responsibility for obtaining any required governmental approvals. The approval process could be costly and lengthy and potential sales of the Company's products could be significantly delayed and/or eliminated as to end products subject to such regulatory approval.

EMPLOYEES

     The Company currently has nine full-time employees and one part-time employee at its corporate headquarters in San Diego, California, three of whom hold doctoral degrees. Five employees are engaged in research and development activities, two are involved in sales and marketing, and four are in administrative, business development, operations and research support positions. Deltco currently has thirty-six full-time employees at its facility in Ashland, Wisconsin. Two employees are in administrative, business development and support positions and the remaining thirty-four are in production and material handling positions.

     Competition for employees in the Company's industry is intense. The Company believes that its future success will depend in part on its ability to recruit, retain and motivate qualified management, marketing, technical and administrative employees. The Company has employment agreements with three key employees. None of the Company's employees are covered by collective bargaining agreements, and management considers relations with employees to be good.

RISK FACTORS

     History of Operating Losses. The Company's revenues to date have consisted primarily of revenues generated by Deltco and contract research and development revenues. The Company has incurred losses since inception. For the years ended December 31, 1996 and 1997, the Company had net losses of approximately $2.83 million and $975,000, respectively. As of December 31, 1997, the Company had an accumulated deficit of approximately $8.2 million. Planet's product shipments to date have related primarily to the Company's research and development efforts and customer pilot trials. Planet has generated minimal revenues from product sales. Due to lengthy customer evaluation and acceptance periods, the Company expects that negative cash flow from operations will continue for the foreseeable future. The Company has not received significant commitments beyond the research, development and testing stage from any customer regarding purchases of the Company's products or technologies. Full-scale commercial use of any of the Company's products will require additional development and testing. There can be no assurance as to the timing of the commercial deployment of the Company's products or that the Company's products and technology will ever receive widespread market acceptance.

     Seasonality and Fluctuations in Quarterly Results. Deltco has experienced seasonal fluctuations in quarterly revenues and operating results and there can be no assurance that Deltco will be profitable in any particular period. Such fluctuations may result in volatility in the price of the Company's Common Stock. Deltco's sales and income have historically been lower in the first and fourth quarters and higher in the second and third quarters of the years reflecting the general pattern associated with much of the manufacturing industry. Furthermore, announcements by the Company or its competitors of new products and technologies could cause customers to defer or cancel purchases of Deltco's products, which could adversely affect the Company's business, financial condition and results of operations. Additional factors that may cause the Company's revenues, gross margins and results of operations to vary significantly from period to period include mix of products sold; availability of inventory; costs; price discounts; market acceptance and the time and availability of new products by the Company or its customers; usage of different distribution and sales channels; customization of products; and general economic and political conditions. There can be no assurance that the Company will realize positive operating results in the future, and even if so realized, there can be no assurance as to the level of operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Future Capital Needs. Uncertainty of Additional Funding. The Company's future capital requirements will depend on many factors, including the cost of manufacturing scale-up, the timing of market acceptance of the Company's products, competing technological and market developments and the costs involved in filing, prosecuting and enforcing patent claims. The Company anticipates that its existing resources will enable the Company to maintain its current and planned operations through at least the next twelve months. There can be no assurance that changes in the Company's plans or other events affecting the Company's operating expenses will not result in the expenditure of such resources before such time.

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

     Availability of Raw Materials. Dependence upon Key Supplier. Although certain raw materials used in the Company's products are available from several sources, should supply problems arise, the inability of the Company to develop alternative sources of supply quickly and on a cost-effective basis could materially impair the Company's ability to manufacture and deliver its products. Deltco purchases the majority of its scrap resins from 3M. A formal supply agreement has been executed with 3M. The agreement has an indefinite term and may be terminated by either party upon thirty-days prior written notice. Should demand for the Company's products substantially exceed current expectations, or if supply problems should arise with current vendors, there can be no assurance that the Company would be able to obtain sufficient quantities of raw materials from its current sources, or that alternate sources could be found without disrupting the manufacturing process.

     Cyclicality of Recycled Plastic Industry. Deltco's recycled polypropylene generally replaces higher priced virgin polypropylene in its customer's end products to reduce costs. Deltco's business depends substantially upon the availability and price of this virgin polypropylene as well as the price of oil. If the virgin polypropylene supply becomes imbalanced due to excess polypropylene capacity, the price of the virgin material will decrease creating a lessened demand for Deltco's recycled material. Price downturns in the virgin polypropylene market will have a material adverse effect on the Company's business, financial condition and results of operations.

     Uncertainty of Market Acceptance. The Company's success is dependent on the commercial acceptance of its technologies by the various industries targeted by the Company's products. Although the Company's products have undergone numerous product trials with customers, to date no customer has made a significant commitment to purchase any of the Company's products. There can be no certainty as to the amount of time required to achieve full-scale commercialization, and the commercialization process of any new product could take several years. There can be no assurance that any customer will adopt the Company's technology or that the Company's products will receive broad market acceptance as an economically acceptable alternative to conventional plastics. Broad market acceptance of the Company's products will depend upon the Company's ability to demonstrate to potential customers that its products can compete favorably with conventional plastic products. There can be no assurance that any of the Company's targeted markets will result in a significant commercial opportunity, that unforeseen problems will not develop with respect to the Company's technology or products or that the Company will be successful in completing the commercial implementation of its technology. A significant risk remains as to the timing of commercial implementation and the prospects of commercial success for the Company's technology and products. In addition, the Company will need to achieve further product cost reductions to compete successfully in the future. Although the Company intends to achieve such reductions through a combination of engineering and process improvements and economies of scale, there can be no assurance that the Company will achieve its cost objectives.

     Technological Uncertainty. The Company is developing an innovative approach to address the solid waste disposal concerns of many industries. There can be no assurance that unforeseen problems will not develop with respect to the Company's technology or products or that the Company will be successful in completing the development or the commercial implementation of the Company's technology. In order to be successful, the Company must be able to provide its products with a price-value relationship that is competitive with alternative solutions. A significant risk remains as to the technological performance, the implementation schedule and the prospects of commercial success of the Company's technology and products.

     Limited Manufacturing Experience and Capability. The Company's facility in San Diego, California is a pilot production facility with limited manufacturing capability. Deltco's facility is in Ashland, Wisconsin. In the event that production at either facility were interrupted by fire, earthquakes, floods or other acts of God, regulatory actions or other causes, the Company would be unable to continue to develop and manufacture its products. Such an interruption would materially and adversely affect the Company's business and results of operations. To date the Company has manufactured and sold only small quantities of its EnviroPlastic(R) products for commercial use. The Company's San Diego facility is inadequate to handle higher commercial volume manufacturing. To increase production capability the Company will need to either expand the production capabilities of Deltco or seek additional facilities, either of which would require significant expenditures and additional personnel. Although the Company plans to establish manufacturing relationships with contract manufacturers, no manufacturer has produced significant volumes of the Company's products to date. To be successful, the Company's products must be manufactured in commercial quantities at competitive costs. If the Company is unable to develop or contract for manufacturing capabilities on acceptable terms, the Company's competitive position and its ability to achieve profitability could be materially impaired.

     Reliance on Strategic Relationships. The Company's technologies are designed to serve multiple industries affected by the problem of solid waste disposal. An important part of the Company's strategy is to promote acceptance of the Company's products through technology and product alliances with certain customers. The Company's dependence on these customers raises certain risks with respect to the future success of the Company and its business. The Company has focused its product development efforts by working in close collaboration with its customers. Certain of the Company's customers are concurrently engaged in similar development and testing programs with other companies involving competing products and technologies. The Company's success is dependent on the successful completion and commercial deployment of the Company's products and on the future commitment of its customers to the Company's products and technology. There can be no assurance that the Company's collaboration with its customers will result in products that are accepted by its customers or widely accepted in the marketplace. In addition, the Company's reliance on collaborations with third parties may require the Company to relinquish rights to certain of the Company's technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself. For example, pursuant to the Company's Technology Development and License Agreement with Cominco Fertilizers Ltd. (now named "Agrium Inc.") (the "Agrium Agreement"), Agrium Inc. has certain rights to the Company's technologies, including the Company's patent application for EnviroPlastic(R) CRT that was allowed in 1997. In addition, the Agrium Agreement places certain limitations on the Company with respect to the use of the Company's technologies in certain areas of business. There can be no assurance that the Company will not enter into similar collaborations in the future.

     Management of Growth. Future company growth may challenge the Company's management, operational and financial resources. The Company may experience problems associated with the design, engineering and manufacturing scale-up of the Company's products. The Company's ability to manage growth effectively will require it to continue to implement and improve its management, operational and financial systems and to expand, train and manage its employees.

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

     Competition. The primary source of competition for the Company's products currently comes from suppliers of conventional non-degradable plastic products. The use of non-degradable products and the current methods of solid waste disposal are well-established and accepted by both consumers and the industry, many of whom may be indifferent to the benefits offered by the Company's products. Many of the Company's competitors who provide these non-degradable products have significantly greater financial, technical and human resources than the Company. Changes in political and consumer emphasis on environmental factors in waste disposal could significantly harm the Company's competitive position relative to these established solutions with respect to certain of the Company's products whose principal advantage is degradability. Such changes may be imminent in light of the current political climate, the unlikelihood of increased environmental regulation and the possibility of a reduction in environmental regulation. In addition, the Company is subject to competition from other specialty chemical companies offering alternative solutions to solid waste disposal problems. There can be no assurance that the Company's competitors will not succeed in developing products or technologies that are more effective than any which have been or are being developed by the Company or which would render the Company's technology and products obsolete and noncompetitive. Accordingly, the Company's competitors may succeed in obtaining market acceptance for products more rapidly than the Company. Furthermore, if the Company obtains market acceptance of the Company's products, it will also be competing with respect to volume manufacturing efficiency and marketing capabilities, areas in which the Company has limited or no experience.

     Dependence on Key Personnel. The Company's success depends to a significant extent upon the continued service of Robert J. Petcavich, the Company's Chairman, Chief Executive Officer and President, and the loss of such key executive could have a material adverse effect on the Company's business or results of operations. The Company is also dependent on other key personnel, and on its ability to continue to attract, retain and motivate highly skilled personnel. The competition for such employees is intense, and there can be no assurance that the Company will be successful in attracting, retaining or motivating key personnel. The Company does maintain "key-man" life insurance policies with respect to such persons to compensate the Company in the event of their deaths.

     Uncertainty of Protection of Patents and Proprietary Rights. Planet relies on a combination of patent and trade secret protection, non-disclosure agreements and licensing arrangements to establish and protect its proprietary rights. The Company has filed and intends to file applications as appropriate for patents covering the Company's products. There can be no assurance that patents will issue from any of the pending applications or, if patents do issue, that claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any issued patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company. Since U.S. patent applications are maintained in secrecy until patents issue, and since publication of inventions in the technical or patent literature tend to lag behind such inventions by several months, Planet cannot be certain that it was the first creator of inventions covered by its issued patents or pending patent applications or that it was the first to file patent applications for such inventions. Despite the Company's efforts to safeguard and maintain its proprietary rights, there can be no assurance that the Company will be successful in doing so or that the Company's competitors will not independently develop or patent technologies that are substantially equivalent or superior to the Company's technologies.

     Continued Quotation On The Nasdaq SmallCap Market. The Company's Common Stock is quoted on the Nasdaq SmallCap Market. No assurance can be given that the Company will be able to satisfy the criteria for continued quotation on the Nasdaq SmallCap Market. Failure to meet the maintenance criteria in the future may result in the Company's Common Stock not being eligible for quotation. In such event, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's Common Stock.

     If the Company's Common Stock is delisted from the Nasdaq SmallCap Market, trading, if any, in the Company's Common Stock would thereafter have to be conducted in the over-the-counter market in the so-called "pink sheets" or, if the available, Nasdaq OTC Bulletin Board. As a result, an investor would find it more difficult to dispose of, and to obtain accurate quotations as to the value of, the Company's Common Stock.

     Penny Stock Regulations. If the Company's Common Stock is delisted from the Nasdaq SmallCap Market and the trading price of the Company's Common Stock is less than $5.00 per share, trading in the Company's Common Stock would also be subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under such rule, broker/dealers who recommend such low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the Commission, any equity security not traded on an exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions), including delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirements could severely limit the market liquidity of the Company's Common Stock and the ability purchasers of the Company's Common Stock to sell such shares in the secondary market. There can be no assurance that the Company's Common Stock will not be delisted from the Nasdaq SmallCap Market or treated as a penny stock.

     Shares Eligible for Future Sale. Sales of substantial amounts of the Company's Common Stock in the public market or the prospect of such sales by existing shareholders and warrant holders could materially adversely affect the market price of the Company's Common Stock. As of December 31, 1997 the Company had outstanding 5,800,144 shares of Common Stock (assuming the conversion of all outstanding shares of Preferred Stock into shares of Common Stock). Virtually all of the Company's outstanding shares of Common Stock are either registered and therefore freely tradable or may be transferred pursuant to Rule 144(k) under the Securities Act, unless held by "affiliates" of the Company as that term is defined in Rule 144 under the Securities Act. The Company has also filed a Registration Statement on Form S-8 under the Securities Act covering 500,000 shares of Common Stock reserved for issuance under its 1995 Stock Plan. Upon issuance, shares registered under such Registration Statement will be, subject to Rule 144 volume limitations applicable to affiliates of the Company, available for sale in the open market.

     Government Regulation. Certain end products into which the Company's products are expected to be incorporated are subject to extensive government regulation in the United States by federal, state and local agencies including the EPA and the Food and Drug Administration (the "FDA"). Similar regulatory agencies exist worldwide. The Company's customers who incorporate the Company's products into consumer products will bear primary responsibility for obtaining any required regulatory approvals. The process of obtaining and maintaining FDA and any other required regulatory approvals for products is lengthy, expensive and uncertain, and regulatory authorities may delay or prevent product introductions or require additional tests prior to introduction. There can be no assurance that changes in existing regulations or the adoption of new regulations will not occur, which could prevent the Company or its customers from obtaining approval or delay the approval of various products or could adversely affect market demand for the Company's products.

     Product Liability. Product liability claims may be asserted against the Company in the event that the use of the Company's products or products which incorporate the Company's products are alleged to have caused injury or other adverse effects, and such claims may involve large amounts of alleged damages and significant defense costs. The Company does not maintain product liability insurance. If the Company does obtain product liability insurance in the future, there can be no assurance that the liability limits or the scope of the Company's insurance policy would be adequate to protect against such potential claims. Additionally, the Company may not be able to obtain product liability insurance. Whether or not the Company obtains such insurance, a successful claim against the Company could have a material adverse effect on the Company. In addition, the Company's business reputation could be adversely affected by product liability claims, regardless of their merit or eventual outcome.

     Absence of Dividends. The Company has not paid any cash dividends on its Common Stock since its inception and does not anticipate paying cash dividends in the foreseeable future.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company's executive offices, as well as research laboratories and a limited production facility, are located in approximately 6,080 square feet of leased office and manufacturing space in San Diego, California. The lease on this space will expire in July 1999 and provide for monthly rental payments of $4,317 until July 1998 and $4,489 until expiration. Deltco currently leases approximately 35,000 square feet of space in Ashland, Wisconsin. The leases on Deltco's space begin to expire in 1999 and provide for monthly rental payments of $9,481. The Company may expand its manufacturing capabilities as demand increases for the Company's products. Additional debt or equity financing will be required prior to obtaining significant manufacturing facilities.


ITEM 3. LEGAL PROCEEDINGS

     The Company is not involved in any litigation or legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been traded on the Nasdaq SmallCap tier of the Nasdaq Stock Market ("Nasdaq") under the symbol "POLY," since the Company's initial public offering on September 21, 1995. The following table sets forth the high and low sales prices of the Company's Common Stock for the period from January 1, 1996 through December 31, 1997 as furnished by Nasdaq. These prices reflect prices between dealers without retail markups, markdowns or commissions, and may not necessarily represent actual transactions:

                                                       Trade Prices
                                                     ---------------
                                                     High        Low
                                                     ----        ---
Fiscal year ended December 31, 1996
       First Quarter                                 16         6 3/4
       Second Quarter                                14 1/2     7 3/4
       Third Quarter                                  9 1/4     5 3/4
       Fourth Quarter                                 8 1/2     3 7/8
Fiscal year ended December 31, 1997
       First Quarter                                  6 1/4     2
       Second Quarter                                 4 1/8     1 3/4
       Third Quarter                                  4 5/8     2
       Fourth Quarter                                 3 1/2     1


     On March 10, 1998, the last reported sale price of the Company's Common Stock on the Nasdaq SmallCap market was $1.375. As of March 10, 1998, there were approximately 121 holders of record of the Company's Common Stock with 5,300,144 shares outstanding. The market price of shares of Common Stock, like that of the common stock of many other emerging growth companies, has been and is likely to continue to be highly volatile.

     Under the terms of the Securities Purchase Agreement between the Company and the investor of the Series A Preferred (the "Investor") dated as of September 24, 1997, the Investor is entitled to receive, quarterly, such number of shares of Common Stock (or, if the Company is unable to distribute shares of Common Stock, cash) equal to (a) one and one-half percent (1.5%) multiplied by the liquidation preference of the Series A Preferred, divided by (b) the average closing price of the Company's Common Stock on the Nasdaq SmallCap Market over a period of 5 consecutive trading days prior to the dividend distribution date. Accordingly, on December 15, 1997, the Company issued to the Investor of the Series A Preferred a dividend of 7,337 shares of Common Stock valued at approximately $13,665.

     No cash dividends have been declared or paid on the Company's Common Stock and the Company does not expect to pay any cash dividends in the foreseeable future.

     On January 1, 1996, in connection with the purchase of Deltco, the Company issued 96,775 shares of restricted Common Stock to the sole shareholder of Deltco. The Company issued such shares in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve certain risks and uncertainties. The Company's actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Item 1 -- Description of Business," including the section therein entitled "Risk Factors," this Item 6, and those discussed in any documents incorporated herein by reference.

     Since the Company was founded in 1991, with exception of resources expended in connection with the purchase and ongoing operation of Deltco, substantially all of the Company's resources have been devoted to the development and commercialization of its technologies and products. This has included the expenditure of funds to develop the Company's corporate infrastructure, support the Company's marketing efforts and establish a pilot production facility, in addition to research and development. Prior to the acquisition of Deltco, essentially all revenue recognized was from customer-funded research and development activities, which included service and product sales for customer pilot trials. Planet has incurred operating losses since inception and had an accumulated deficit as of December 31, 1997 of approximately $8.2 million. Pending commercial deployment of and related volume orders for the Company's products, the Company expects to incur additional losses.

     In January, 1996, Planet acquired Deltco, a manufacturer and reprocessor of plastic resins located in Ashland, Wisconsin. Planet maintains Deltco as a wholly-owned subsidiary.

     Pursuant to the Purchase and Sale Agreement related to the purchase of Deltco ("the Agreement"), Planet paid the sole shareholder of Deltco $1,125,000 and issued 96,775 shares of restricted Common Stock of Planet valued at $508,000 based on a discounted stock price at January 4, 1996. The Agreement also specified minimum net worth and cash balances at the date of transaction. The excess net worth of $36,000, reduced by $24,000 due from the seller brought the total purchase price to $1,646,000. Planet paid the cash portion of the purchase price out of its available cash reserves. The stock portion of the purchase price was paid with newly issued shares of the Company's Common Stock. The purchase price was first allocated to the tangible assets (which included approximately $334,000 of cash) and liabilities based on fair market value at the purchase date and to the appraised fair market value of property and equipment. The remaining amount, approximately $617,000 and $307,631 respectively, was recorded as goodwill, which is being amortized over 20 years and its remaining estimated period of benefit of 9 years.

RESULTS OF OPERATIONS

     The Company's revenue increased from approximately $3,014,000 during the year ended December 31, 1996 to approximately $3,020,000 during the year ended December 31, 1997. This increase reflects product sales of Deltco.

     Cost of sales increased from approximately $1,965,000 during the year ended December 31, 1996 to approximately $2,160,000 during the year ended December 31, 1997. This increase was primarily attributable to increases in raw material costs and higher manufacturing costs at Deltco. The lower margins were the result of increases in raw material and personnel costs and write-offs of obsolete inventory at Deltco. Raw material cost increases, which have resulted from seasonal price fluctuations in the polypropylene market and price increases from Deltco's preferred supplier of scrap plastic in connection with a recent request for bid, are expected to continue for the foreseeable future.

     General and administrative expenses decreased from approximately $1,900,000 during the year ended December 31, 1996 to approximately $1,061,000 during the year ended December 31, 1997. This decrease was primarily attributable to decreased costs of outside services in 1997. Other contributing factors that decreased costs included a $478,000 one time, non-cash compensation expense for the fair value of options granted to an outside consultant during the first quarter of 1996 and a patent and trademark write-down of approximately $75,000 recorded during the fourth quarter of 1996. The Company also incurred certain costs associated with the acquisition of Deltco during 1996.

     Marketing expenses decreased from approximately $1,439,000 during the year ended December 31, 1996 to approximately $434,000 during the year ended December 31, 1997. This decrease was primarily attributable to the reduction of outside services, sales and marketing personnel and international travel expenditures offset by increased marketing efforts in North America.

     The Company's net research and development expenses decreased from approximately $584,000 during the year ended December 31, 1996 to approximately $347,000 during the year ended December 31, 1997. This decrease was due primarily to lower research and development expenditures resulting from lower, offsetting, customer-funded research and development at Planet, the decreased use of outside resin processors and a reduction in pilot plant operations staff. The Company continued to focus on internally-funded, rather than customer-funded, product development in 1997. The Company, however, continues to participate in customer-funded development when appropriate, but believes internally-funded development is advantageous as to certain technologies and applications.

     The Company's net loss decreased from approximately $2.83 million during the year ended December 31, 1996 to approximately $975,000 during the year ended December 31, 1997 as a result of the aforementioned contributing factors.

     As of December 31, 1997, the Company had a net operating loss carry forward for federal income tax purposes of approximately $7.1 million, and for California state tax purposes of approximately $3.9 million. Annual utilization of loss carryforwards may be limited due to ownership changes.

     The Company's quarterly results of operations have and continue to fluctuate materially depending on, among other things the mix of products sold, availability of inventory, costs, price discounts, market acceptance and the timing and availability of new products by the Company or its customers, customization of products, and general economic and political conditions.

     Deltco's sales and income are also subject to seasonal fluctuations and have been historically lower in the first and fourth quarters of the years reflecting the general pattern associated with much of the manufacturing industry. Because of these fluctuations in net sales and net income, the results of operations of any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year or any future quarter. See "Risk Factors -- Seasonality and Fluctuations in Quarterly Results."

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, Planet has financed its operations primarily through the sale of equity securities and revenue from customer development agreements. The Company has raised approximately $4 million (net of issuance costs) from the private sale of Common Stock and exercise of warrants to purchase Common Stock. In September 1995 the Company completed its initial public offering in which it sold an aggregate of 1,150,000 shares of Common Stock to the public and received net proceeds of approximately $5.6 million. In September 1997, the Company issued 500,000 shares of Series A Convertible Preferred Stock and warrants to purchase Common Stock for an aggregate purchase price of approximately $882,000, net of issuance costs.

     In January 1996, the Company used $1,125,000 in cash and issued 96,775 shares of restricted Common Stock valued at approximately $508,000 to acquire Deltco in a purchase transaction. In connection with the purchase, the Company now has one outstanding debt agreement related to a Small Business Administration loan collateralized by a certificate of deposit and inventory at Deltco. As of December 31, 1997 the loan balance was approximately $182,000. The Company has no material commitments for capital expenditures but anticipates expenditures in 1998 of approximately $35,000 to update its computer software to enable it to operate in years subsequent to 1999.

     The Company used approximately $685,000 for operations for the year ended December 31, 1997. Such funds have been used for research and development activities, marketing efforts and administrative support.

     The Company used approximately $90,000 for investing activities for the year ended December 31, 1997. Such funds were used for the preparation and filing of patents and for the purchase of equipment.

     Net cash provided by financing activities of approximately $651,000 resulted from proceeds from the issuance of Series A Convertible Preferred Stock and warrants for an aggregate purchase price of approximately $882,000 and an equipment lease of approximately $29,000 partially offset by approximately $151,000 used for the repayment of debt and approximately $108,000 restricted cash in connection with long-term debt.

     The Company believes that existing sources of liquidity and anticipated revenue, including revenues generated from Deltco, will satisfy the Company's projected working capital and other cash requirements through at least the next twelve months. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operating expenses will not result in the expenditure of such resources before such time. The Company expects that it will need to raise substantial additional funds to continue its current and planned operations and establish large-scale manufacturing capabilities. The Company intends to seek additional funding from existing and potential customers or through public or private equity or debt financing. There can be no assurance that additional financing will be available on acceptable terms, or at all.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.


                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by this item is incorporated by reference from Issuer's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with its 1998 Annual Meeting of Shareholders (the "Proxy Statement") under the headings "Proposal 1 -- Election of Directors," "Compliance with Section 16(a) of the Securities Exchange Act of 1934," and "Additional Information -- Management."


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

          3. Exhibits. See Exhibit Index in part (c), below.

     (b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1997.

    (c) Exhibit
        Number        Description
        -------       -----------
        3.1(1)        Restated Articles of Incorporation of the Registrant.
        3.2(1)        Restated Bylaws of the Registrant.
        3.3(7)        Amended and Restated Certificate of Determination of
                      Preferences of Series A Convertible Preferred Stock.
        4.1           Reference is made to Exhibits 3.1, 3.2 and 3.3.
        4.2(1)        Form of warrant issued to Underwriters.
        4.3(1)        Form of Class B Warrant, with related schedule of
                      warrantholders.
        4.4(1)        Warrant issued to Reynolds Kendrick Stratton.
        4.5(1)        Form of warrant issued to advisors, with related schedule of warrantholders.
        4.6(1)        Specimen Stock Certificate.
        4.7(2)        Non-statutory Stock Options granted in September 1994 to Dr.
                      Petcavich and Messrs. Wright and To.
        4.8(1)        Warrant issued to Am-Re Services, Inc.
        5.1(7)        Option of Cooley Godward LLP.
        10.1(1)       Form of Indemnity Agreement entered into between
                      the Registrant and each of its executive officers
                      and directors.
        10.2(1)       Registrant's 1995 Stock Option Plan (the "Option Plan").
        10.3(1)       Form of Incentive Stock Option Grant under the Option Plan.
        10.4(1)       Form of Non-statutory Stock Option Grant under the Option Plan.
        10.5(1)       Standard Industrial Gross Lease, dated June 1, 1992, between the Registrant and The Trustees Under the Will and
                      of the Estate of James Campbell, Deceased, as
                      amended August 13, 1992 and May 3, 1994.
        10.6(1)       Agreement to Assign Proprietary Rights between the Registrant and Dr. Robert J. Petcavich.
        10.7(1)       Form of Confidential Information Agreement entered into between the Registrant and its employees.
        10.8(3)       Purchase and Sale Agreement dated as of January 1, 1996, by and among the Registrant, Deltco of Wisconsin, Inc., and Jack G. Martinsen.
        10.9(4)       Executive Employment Agreement dated January 1, 1996, between the Registrant and Robert J. Petcavich.
        10.10(4)      Consulting Services Agreement dated January 1, 1996 between the
                      Registrant and Tarrenz, Inc.
        10.11(5)(6)   Technology Development and License Agreement, dated January 30,
                      1995, between the Company and Cominco Fertilizers, Ltd.
        10.12(5)      Fourth Amendment to Lease, dated August 1, 1997 between the
                      Company and The Trustees Under the Will and of the Estate of
                      James Campbell.
        10.13(7)      Securities Purchase Agreement, dated September 19, 1997,
                      between the Registrant and Special Situations Private Equity
                      Fund, L.P.
        10.14(7)      Warrant to Purchase Common Stock, dated September 24, 1997, issued by the Registrant to Special Situations Private Equity
                      Fund, L.P.
        10.15(8)(9)   Scrap Purchase Agreement, dated June 28, 1996, between Deltco and 3M.

    (c) Exhibit
        Number        Description
        -------       -----------
        11.1(8)       Statement of Computation of Common and Common Equivalent Shares.
        23.1(8)       Consent of Coopers & Lybrand L.L.P.
        24.1          Power of Attorney.  Reference is made to page 20.
        27.1(8)       Financial Data Schedule.

----------
(1) Previously filed as an exhibit to the Registration statement on Form SB-2, as amended (No. 33-91984 LA) and incorporated herein by reference.
(2) Previously filed as an exhibit to the Registration Statement on Form S-8 (No. 333-1042) filed on February 5, 1996 and incorporated herein by reference.
(3) Previously filed as an exhibit to the current report on Form 8K filed on January 11, 1996, as amended by the current report on Form 8-K/A (Amendment No. 1) filed by the Company on March 15, 1996 and incorporated herein by reference.
(4) Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB filed for the fiscal year ended December 31, 1995.
(5) Previously filed as an Exhibit to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 and incorporated herein by reference.
(6) Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(7) Previously filed as an exhibit to the Registration Statement on Form S-3 (No. 333-39845) filed on November 7, 1997, amended on December 31, 1997 and incorporated herein by reference.
(8)  Filed as an Exhibit to this annual report on Form 10-KSB.
(9) Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions will be filed separately with the Securities and Exchange Commission.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PLANET POLYMER TECHNOLOGIES, INC.

Dated  March 17, 1998                    By: /s/ ROBERT J. PETCAVICH
                                             -----------------------------------
                                             Robert J. Petcavich
                                             President, Chief Executive
                                             Officer and Director


                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert J. Petcavich, his attorney-in-fact, each with the power of substitution, for him, in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that each the attorney in-fact, or his substitute may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Title                                            Date
---------                   -----                                            ----

/s/ ROBERT J. PETCAVICH
-----------------------     President,                                       March 17, 1998
Robert J. Petcavich         Chief Executive Officer and Director
                            (Principal Executive Officer)
                            (Principal Financial and Accounting Officer)

/s/ MICHAEL M. COLEMAN
-----------------------     Director                                         March 17, 1998
Michael M. Coleman

/s/ THOMAS M. CONNELLY
-----------------------     Director                                         March 17, 1998
Thomas M. Connelly

/s/ H.M. BUSBY
-----------------------     Director                                         March 17, 1998
H.M. Busby

/s/ THOMAS A. LANDSHOF
-----------------------     Director                                         March 17, 1998
Thomas A. Landshof

                                  APPENDIX

                              FINANCIAL STATEMENTS

             INDEX TO FINANCIAL STATEMENTS -- ITEM 7 OF FORM 10-KSB

Report of Independent Accountants..........................................................F-2

Consolidated Financial Statements and Notes:

Balance Sheet as of December 31, 1997......................................................F-3

Statements of Operations for the Years Ended December 31, 1997 and 1996....................F-4

Statements of Shareholders' Equity for the Years Ended December 31, 1997 and 1996..........F-5

Statements of Cash Flows for the Years Ended December 31, 1997 and 1996....................F-6

Notes to Financial Statements..............................................................F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors of Planet Polymer Technologies, Inc.

     We have audited the accompanying consolidated balance sheet of Planet Polymer Technologies, Inc. and Subsidiary as of December 31, 1997 and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Planet Polymer Technologies, Inc. and Subsidiary as of December 31, 1997 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                        /s/ COOPERS & LYBRAND L.L.P.

San Diego, California
February 20, 1998

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 ---------------

                                                                   DECEMBER 31,
ASSETS                                                                 1997
                                                                   ------------
Current assets:
    Cash and cash equivalents                                        $ 1,516,405
     Accounts receivable, net of allowance for doubtful accounts
       of $10,000                                                        386,057
     Inventories                                                         442,433
     Prepaid expenses                                                     83,758
     Deferred income taxes                                                16,014
                                                                     -----------
          Total current assets                                         2,444,667

Restricted cash                                                          108,277
Property, plant and equipment, net                                       818,311
Goodwill, net                                                            576,020
Patents and other, net                                                   333,982
                                                                     -----------
          Total assets                                               $ 4,281,257
                                                                     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                           $   203,065
     Notes payable                                                        91,962
                                                                     -----------
          Total current liabilities                                      295,027

Other liabilities                                                        389,476
Deferred income taxes                                                      9,721
                                                                     -----------
          Total liabilities                                              694,224
                                                                     -----------

Commitments and contingencies (Note 7)

Shareholders' equity:
     Preferred Stock, no par value
        Authorized shares 4,250,000
        No shares issued or outstanding                                       --
     Series A Convertible Preferred Stock, no par value
        Authorized shares 750,000
        Issued and outstanding 500,000                                   804,435
        Liquidation preference $2 per share
     Common Stock, no par value
        Authorized shares 20,000,000
        Issued and outstanding 5,300,144                              10,940,967
     Accumulated deficit                                              (8,158,369)
                                                                     -----------
          Total shareholders' equity                                   3,587,033
                                                                     -----------
          Total liabilities and shareholders' equity                 $ 4,281,257
                                                                     ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 ---------------


                                                                       YEARS ENDED DECEMBER 31,
                                                                       ------------------------
                                                                         1997            1996
                                                                       --------        --------
Sales                                                                  $3,020,081   $ 3,014,382
 Cost of sales                                                          2,159,974     1,964,784
                                                                       ----------   -----------
        Gross profit                                                      860,107     1,049,598
                                                                       ----------   -----------
Operating expenses:
     General and administrative                                         1,061,147     1,899,798
     Marketing                                                            433,658     1,439,203
     Research and development, net                                        346,823       584,468
                                                                       ----------   -----------
        Total operating expenses                                        1,841,628     3,923,469
                                                                       ----------   -----------
        Loss from operations                                             (981,521)   (2,873,871)
 Other income, net                                                         36,803        96,364
                                                                       ----------   -----------
        Loss before income taxes                                         (944,718)   (2,777,507)
 Income taxes                                                              30,286        51,080
                                                                       ----------   -----------
        Net loss                                                       $ (975,004)  $(2,828,587)
                                                                       ==========   ===========
        Loss per share (Basic and Diluted)                             $    (0.18)  $     (0.54)
                                                                       ==========   ===========
        Shares used in per share computations                           5,271,635     5,260,693
                                                                       ==========   ===========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 ---------------

                                                    SERIES A PREFERRED STOCK          COMMON STOCK
                                                    ------------------------     ----------------------    ACCUMULATED
                                                       SHARES      AMOUNT         SHARES       AMOUNT        DEFICIT        TOTAL
                                                    ---------  -------------     ----------------------   ------------   -----------
 Balance at December 31, 1995                              --      $      --     5,163,888  $ 9,700,019   $(4,341,113)   $5,358,906
 Acquisition of Deltco of Wisconsin, Inc.                                           96,775      508,069            --       508,069
 Issuance of Common Stock under incentive
    compensation plan                                                               10,606       87,500            --        87,500
 Fair market value of stock options granted to
    an outside consultant                                                               --      478,491            --       478,491
 Net loss for year                                         --             --            --           --    (2,828,587)   (2,828,587)
                                                      -------       --------    ----------  -----------   -----------    ----------
 Balance at December 31, 1996                              --             --     5,271,269   10,774,079    (7,169,700)    3,604,379
 Issuance of Common Stock under incentive
    compensation plan                                                               21,538       24,129                      24,129
 Issuance of Warrants                                                                            77,500                      77,500
 Fair market value of stock options granted to
    non-employees                                                                                51,594                      51,594
 Issuance of Series A Convertible Preferred
    Stock, net                                        500,000        804,435                                                804,435
 Issuance of Common Stock as a dividend on
    Convertible Preferred Stock                                                      7,337       13,665       (13,665)           --
 Net loss for year                                         --             --            --           --      (975,004)     (975,004)
                                                      -------       --------    ----------  -----------   -----------    ----------
 Balance at December 31, 1997                         500,000       $804,435     5,300,144  $10,940,967   $(8,158,369)   $3,587,033
                                                      =======       ========    ==========  ===========   ===========    ==========










               The accompanying notes are an integral part of the
                       consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ---------------

                                                       YEARS ENDED DECEMBER 31,
                                                       ------------------------
                                                          1997          1996
                                                       ----------    -----------
 Cash flows from operating activities:
     Net loss                                          $ (975,004)   $(2,828,587)
     Adjustments to reconcile net loss to net cash
       used by operating activities:
       Depreciation and amortization                      203,789        182,656
       Compensation expense -- non cash                    75,723        565,991
       Loss on disposal of assets                          23,106         79,226
       Deferred income taxes                               (6,714)        51,080
     Changes in assets and liabilities, net of
       effects of acquisition:
       Accounts receivable                                137,329        (51,852)
       Related party receivables                          148,380       (148,380)
       Inventories                                        (72,858)       (83,497)
       Other                                              (24,410)        19,917
       Accounts payable and accrued expenses             (152,778)      (388,295)
       Other liabilities                                  (41,928)       307,770
                                                       ----------    -----------
          Net cash used by operating activities          (685,365)    (2,293,971)
                                                       ----------    -----------
 Cash flows from investing activities:
     Purchases of property and equipment                  (74,428)      (148,343)
     Proceeds from the sale of property and equipment       4,335         39,700
     Cost of patents and other                            (19,886)       (38,200)
     Acquisition of subsidiary, net of cash acquired           --       (803,945)
     Sales of investments, net                                 --      1,736,950
                                                       ----------    -----------
          Net cash (used) provided by investing
          activities                                      (89,979)       786,162
                                                       ----------    -----------
 Cash flows from financing activities:
     Proceeds from Preferred Stock                        925,000             --
     Payments for issuance costs                         (120,565)            --
     Proceeds from the issuance of warrants                77,500             --
     Payments on notes payable to related parties              --        (20,834)
     Payments on short-term borrowings                         --        (88,436)
     Payments on long-term debt                          (151,093)            --
     Restricted cash in connection with long-term
       debt                                              (108,277)            --
     Proceeds from equipment lease                         28,792             --
                                                       ----------    -----------
          Net cash provided (used) by financing
          activities                                      651,357       (109,270)
                                                       ----------    -----------
          Net decrease in cash and cash equivalents      (123,987)    (1,617,079)
 Cash and cash equivalents at beginning of period       1,640,392      3,257,471
                                                       ----------    -----------
 Cash and cash equivalents at end of period            $1,516,405    $ 1,640,392
                                                       ==========    ===========

---------------------------------------------------
 Supplemental Disclosure of Cash Flow Information:
     Cash paid during the year for --
       Interest paid                                    $  29,822    $    33,145
       Income taxes paid                                   74,825         44,800
     Non-cash financing activities --
       Stock options granted to non-employees              51,594        478,491
       Issuance of Common Stock under incentive
         compensation plan                                 24,129         87,500
       Restricted Common Stock issued in connection
         with acquisition                                      --        508,069
       Issuance of Common Stock dividend on Preferred
         Stock                                             13,665             --

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. THE COMPANY:

     Planet Polymer Technologies, Inc. (the "Company") was incorporated in August, 1991 in the State of California for the purpose of engaging in the design, development, manufacture and marketing of degradable polymer and recycled content materials which serve as an environmentally compatible alternative to conventional plastics.

     The Company emerged from the development stage as a result of its acquisition of Deltco of Wisconsin, Inc., a Wisconsin corporation ("Deltco"), effective January 1, 1996. Prior to this acquisition, substantially all of the Company's resources had been devoted to the development and commercialization of its eight EnviroPlastic(R) technologies and products.

     Deltco was incorporated in 1984 in the State of Wisconsin. Deltco is a manufacturer and reprocessor of thermoplastic scrap resins located in Ashland, Wisconsin. The Company intends to continue to use Deltco's plant, equipment and other physical property in the manner in which it was used prior to the acquisition. In addition, the Company plans to leverage its EnviroPlastic(R) technologies and sales and marketing expertise with Deltco's manufacturing experience.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

     The accompanying consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, Deltco. All intercompany balances and transactions have been eliminated in consolidation. Certain items shown in the December 31, 1996 financial statements have been reclassified to conform with the current period presentation.

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

Research and Development

     Company-sponsored research and development costs related to future products and the re-design of present products are expensed as incurred. Research and development fees for customer research and development projects partially offset incurred costs. These fees are recognized when services have been rendered or products have been shipped. The components of research and development, net are as follows:

                                                       1997             1996
                                                    ---------         ---------
Research and development expenditures               $ 491,077         $ 839,737
Development fees                                     (144,254)         (255,269)
                                                    ---------         ---------
    Research and development, net                   $ 346,823         $ 584,468
                                                    =========         =========

Cash and Cash Equivalents

     Cash and cash equivalents include time deposits and approximately $1,100,000 in U.S. Treasury Bills with original maturities of three months or less.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

Fair Value of Financial Instruments

     The carrying amount reported in the balance sheet for notes payable at December 31, 1997 approximates fair value.

Investments

     The Company's investment portfolio was classified as available-for-sale and carried at estimated current market value with unrealized gains or losses reflected as a component of shareholders' equity. Market value is determined based upon market quotations, which approximate cost. Realized gains or losses are reflected in operations. As of December 31, 1997 the Company had no marketable securities.

Inventories

     Inventories, which consist primarily of raw materials, are stated at the lower of cost or market. Cost is determined using the average cost method.

Property, Plant and Equipment

     Property, plant and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives ranging from three to ten years. When assets are sold or retired, the cost and associated accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

Goodwill

     Goodwill, representing the excess of the purchase price over the fair value of the net assets of the acquired entity, is being amortized on a straight-line basis over the estimated benefit period of twenty years. The allocation of the purchase price to property and equipment, based upon appraised fair market value is being amortized on a straight-line basis over the remaining estimated benefit period of nine years. The carrying value of goodwill is reviewed periodically and compared to the undiscounted future cash flows of the acquired entity. There was no adjustment to the carrying value of goodwill resulting from these evaluations during fiscal 1997.

Patents

     Costs incurred to obtain patents, principally legal fees, are capitalized. The Company amortizes these costs on a straight-line basis over the estimated benefit period, not to exceed eighteen years.

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

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

Per Share Information

     Loss per share is computed using the weighted average number of common shares and dilutive common stock equivalents. The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") effective December 31, 1997. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon conversion of convertible preferred stock (using the "if converted" method) and exercise of stock options and warrants for all periods. All prior period earnings per share amounts have been restated to comply with the SFAS 128.

     The Company reported net losses for the periods ended December 31, 1997 and 1996. As a result, the Common Stock equivalents at December 31, 1997 and 1996 of 1,569,886 and 816,047, respectively, were determined to be antidilutive. Therefore, there was no difference between the weighted average number of shares used to calculate basic and diluted EPS for the periods ended December 31, 1997 and 1996.

Recent Accounting Pronouncements

     During 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"), and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). These accounting standards are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes new standards for reporting and displaying comprehensive income and its components. SFAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The adoption of these Statements is expected to have no material impact on the Company's consolidated financial statements.


3. ACQUISITION:

     Effective January 1, 1996, the Company acquired all the outstanding capital stock of Deltco, a Wisconsin corporation, from the sole stockholder of Deltco pursuant to the terms of a Purchase and Sale Agreement dated as of January 1, 1996 (the "Agreement"). This transaction was accounted for as a purchase.

     Pursuant to the Agreement, the Company paid the sole stockholder of Deltco $1,125,000 and issued 96,775 shares of restricted Common Stock of the Company valued at approximately $508,000 based on a discounted stock price at January 4, 1996, the date of the transaction announcement. The Agreement also specified target net worth and cash balances at the date of transaction. The excess net worth of approximately $36,000, reduced by $24,000 due from the seller, brought the total purchase price to approximately $1,646,000. The Company paid the cash portion of the purchase price out of its available cash reserves. The stock portion of the purchase price was paid with newly issued shares of the Company's Common Stock, which were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. The purchase price was first allocated to the tangible assets (which included approximately $334,000 of cash) and liabilities based on fair market value at the purchase date and to the appraised fair market value of property and equipment. The remaining amount, approximately $617,000 and $307,631, respectively, was recorded as goodwill, which is being amortized over 20 years and its remaining estimated period of benefit of 9 years.

     As a result of the Deltco acquisition, the Company was no longer considered a development stage company.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   CONCENTRATIONS OF CREDIT RISKS:

     Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents. The Company invests its excess cash in interest bearing deposits with major banks, United States government securities and money market funds. At times the Company's cash balances may be in excess of FDIC insurance limits.

     The Company purchases 87% of its thermoplastic scrap resins from one supplier and its affiliates. The Company has executed a formal agreement with the supplier. The Company has had a long-term relationship with this supplier and has obtained adequate quantities of raw materials on acceptable terms to meet its requirements. However, there can be no assurance that the quality and quantity of raw materials from this supplier will be adequate to meet future operating needs. Management believes that other suppliers could provide similar scrap resins on comparable terms. A change in suppliers, however, could cause delays in production and possible loss of sales, which could adversely affect operating results.

     During the fiscal year 1997, 33% of the Company's revenues were from three customers. At December 31, 1997, accounts receivable included balances from these three customers which represented approximately 15%.


5.   INVENTORIES:

     Inventories at December 31, 1997 consist of the following:

                     Raw materials               $191,521
                     Finished goods               241,727
                     Supplies                      30,185
                                                 --------
                                                  463,433
                     Allowance                    (21,000)
                                                 --------
                                                 $442,433
                                                 ========


6.   PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment is comprised of the following at December 31, 1997:

                   Machinery and equipment     $1,430,651
                   Building and improvements      171,566
                   Furniture and fixtures          34,858
                   Vehicles and trailers           40,764
                                               ----------
                                                1,677,839
                   Less accumulated
                     depreciation                (859,528)
                                               ----------
                                               $  818,311
                                               ==========

     Depreciation expense charged to operations in 1997 and 1996 was $151,473 and $122,442, respectively.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   COMMITMENTS AND LEASES:

     The Company has entered into several agreements to lease certain equipment and office space. These leases, with terms ranging from 2 to 5 years, provide for certain early cancellation rights, as well as renewal and purchase options.

     Future minimum payments under noncancelable leases are as follows:

                                                Capital    Operating
                                                Leases       Leases
                                               --------    ---------
                1998                           $ 10,116    $ 175,102
                1999                             10,116       57,344
                2000                             10,116       24,145
                2001                             10,116       23,772
                2002                              8,151       23,772
                Thereafter                           --           --
                                               --------    ---------
 Total minimum lease payments                    48,615    $ 304,135
 Less: Interest                                 (14,705)   =========
                                               --------
 Present value of net minimum
     lease payments                              33,910
 Less: Current portion of capital
     lease obligations (included in
     accounts payable and accrued
     expenses)                                   (5,118)
                                               --------
 Long-term capital obligations
     (included in long-term debt)              $ 28,792
                                               ========


     Rent expense charged to operations in 1997 and 1996 was $188,690 and $178,009, respectively.


8.   LOAN PAYABLE:

     As of December 31, 1997 the Company has borrowed $181,686 from First Star of Manitowac. Principal and interest are payable in monthly installments of $8,289. Aggregate annual principal payments are $86,844 and $94,842 for the fiscal years ending 1998 and 1999, respectively. The loan bears interest at 8.75% and is collaterized by a $108,277 certificate of deposit, bearing interest rate at 5.92%, and substantially all Deltco's inventory.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. INCOME TAXES:

     The components of income tax expense are as follows:

                                1997          1996
                                ----          ----
 Federal
     Current                $     --       $ 7,515
     Deferred                     --            --
 State
     Current                  37,000        58,636
     Deferred                 (6,714)      (15,071)
                            --------      --------
     Total                  $ 30,286       $51,080
                            ========       =======


     The differences between income taxes provided at the Company's effective rate and the federal statutory rate are as follows:

                                           1997          1996
                                          ------        -----
Federal benefit at statutory rate      $(331,501)   $(944,352)
State taxes, net of federal
  benefit                                 19,989        28,753
Nondeductible expenses                    15,388        23,902
Other                                         --         7,515
Net operating losses not utilized        326,410       935,262
                                       ---------    ----------
     Total                             $  30,286    $   51,080
                                       =========    ==========


     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of the Company's deferred tax assets and liabilities at December 31, 1997 are as follows:


                                                       1997
                                                    -----------
 Net operating loss carryforward                    $ 2,754,394
 Tax credit carryforward                                 36,735
 Reserve, accrued expenses and other                    402,559
 Property, plant and equipment and intangible
    assets                                             (177,800)
                                                    -----------
     Deferred tax asset                               3,015,888
 Less, valuation allowance                           (3,009,595)
                                                    -----------
     Net deferred tax asset                         $     6,293
                                                    ===========


     Management has determined that a full valuation allowance for Federal and California is necessary due to the Company's lack of historical earnings. The net deferred tax asset relates to Wisconsin state income taxes where Deltco has historically generated income.

     At December 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $7,087,000 and for California franchise tax purposes of approximately $3,900,000. The difference in the California net operating loss carryforward is primarily due to the limitation on loss carryforwards provided by California law. California loss carryforwards began to expire in 1997 and federal loss carryforwards begin to expire in 2006. Annual utilization of loss carryforwards may be limited due to an ownership change as defined in the Internal Revenue Code.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.   SHAREHOLDERS' EQUITY:

Preferred Stock

     On September 24, 1997 the Company issued to one investor (the "Investor") 500,000 shares of its Series A Convertible Preferred Stock ("Series A Preferred") at $1.85 per share. The holder of the Series A Preferred is entitled to receive quarterly dividends at an annual rate of 6% payable in shares of the Company's Common Stock. Each share of Series A Preferred is convertible at the option of the holder into shares of Common Stock of the Company. The conversion rate of the Series A Preferred into shares of the Company's Common Stock is one-to-one. However, the Series A Preferred automatically converts if, at any time after March 24, 1998, the average market price of the Company's Common Stock for a certain number of consecutive days is $6.00 or above. At the option of the Company, the Series A Preferred can be redeemed at any time after September 24, 1998 if the average market price of the Company's Common Stock for a certain number of consecutive days is $5.00 or above. The voting rights of Series A Preferred do not differ from those associated with the Company's Common Stock. Upon liquidation or dissolution of the Company, the Series A Preferred has a liquidation preference of $2.00 per share. All per share rights and benefits are subject to adjustment upon the occurrence of certain events.

Common Stock

     Pursuant to the Deltco Purchase Agreement, the Company issued 96,775 shares of restricted Common Stock valued at approximately $508,000 based on a discounted stock price at January 4, 1996, the date of the transaction announcement. In addition, the Company issued 10,606 shares of Common Stock as incentive compensation for 1996, and will issue 21,538 shares of Common Stock as incentive compensation for 1997.

     On December 15, 1997 the Company issued to the Investor of the Series A Preferred a dividend of 7,337 shares of Common Stock valued at approximately $13,665.

Warrants

     On September 24, 1997, the Company issued to the Investor of the Series A Preferred, for $75,000, a warrant to purchase up to 375,000 shares of the Company's Common Stock. In addition, as partial consideration for services rendered in connection with the issuance of the Series A Preferred and the Warrant to the Investor, the Company issued to the finder, for $2,500, a five year warrant to purchase up to 50,000 shares of the Company's Common Stock.

     At December 31, 1997, the following warrants were outstanding:

                             Number of     Number of
                              Warrants       Shares      Exercise Price     Expiration Date
                             ---------     ---------     --------------     ---------------
Advisor warrants               47,153        47,153      $3.00 - $3.875       2000 - 2003
Underwriter warrants          115,000       115,000           $7.20              2000
Investor warrants             375,000       375,000           $2.75              2002
Other warrants                 50,000        50,000           $4.16              2002


Options

     The Company has one stock-based compensation plan, which is described below. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" and is effective for periods beginning after December 15, 1995. SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based upon their fair value, or provide pro forma disclosure of net income and earnings per share had the Company adopted the fair value method, in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS No. 123 in 1996 and has applied APB Opinion No. 25 and related Interpretations in accounting for stock option issuances to

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. SHAREHOLDERS' EQUITY: (CONTINUED)

employees and directors under its plan. The Company issued stock options to its employees and directors with exercise prices equal to the market value of the Company's Common Stock at the date of grant. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's net loss and loss per share for the years ended December 31, 1997 and 1996 would have been increased to the pro forma amounts indicated below:

                                      1997                           1996
                          --------------------------------------------------------
                                            Loss per                      Loss per
                             Net Loss        Share         Net Loss        Share
                          --------------------------------------------------------
As Reported                  $975,004       $    0.18      $2,828,587     $   0.54
Pro forma                    $995,259       $    0.19      $4,204,271     $   0.80


     The effects of applying SFAS No. 123 in this pro forma disclosure are not likely to be representative of the effects on reported net loss or income for future years. SFAS No. 123 does not apply to awards prior to 1995 and additional awards in future years are anticipated.

     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1997 and 1996: an expected life of 2.1 and 4.0 years, expected volatility of 65.48% and 65.72%, no dividend yield and a risk-free interest rate of 5.75% and 5.31%, respectively, represented by the interest rate on U.S. Zero Coupon Bonds with a term of maturity equal to the option's expected time to exercise on the dates of grant.

     On January 31, 1996, the Company's Board of Directors granted non-statutory stock options to purchase 66,137 shares of Common Stock at an exercise price of $6.00 per share and 27,863 shares of Common Stock at an exercise price of $5.10 per share to an outside consultant of the Company. These options were fully vested as of the date of the grant and expire on January 30, 2004. In connection with this transaction, the Company recorded a charge to income of approximately $478,000 based on the Black-Scholes option-pricing model. As of December 31, 1997, none of these options have been exercised.

     On January 31, 1996, the Company's Board of Directors granted non-statutory stock options to purchase an aggregate of 70,620 shares of Common Stock at an exercise price of $8.125 per share to directors and employees under the 1995 Stock Option Plan. These options were fully vested as of the date of the grant and expire on January 30, 2004. As of December 31, 1997, none of these options have been exercised.

     On January 31, 1996, the Company's Board of Directors granted non-statutory stock options to purchase an aggregate of 242,000 shares of Common Stock at an exercise price of $8.938 per share to directors and employees under the 1995 Stock Option Plan. These options were fully vested as of the date of the grant and expire on January 30, 2001. As of December 31, 1997, these options were cancelled and reissued as described below.

     On February 1, 1996, the Company's Board of Directors granted incentive stock options to purchase 5,000 shares of Common Stock at an exercise price of $8.125 per share to employees under the 1995 Stock Option Plan. These options vest one year from the grant date and expire on October 22, 2005. As of December 31, 1997, none of these options have been exercised.

     On April 11, 1997, the Company's Board of Directors granted incentive stock options to purchase 10,000 shares of Common Stock at an exercise price of $2.50 per share to employees under the 1995 Stock Option Plan. These options were fully vested as of the date of the grant and expire on April 10, 2007. As of December 31, 1997, none of these options have been exercised.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. SHAREHOLDERS' EQUITY: (CONTINUED)

     On May 22, 1997, the Company's Board of Directors granted non-statutory stock options to purchase 10,000 shares of Common Stock at an exercise price of $3.00 per share to an outside consultant of the Company. These options vest monthly over one-year and expire on May 22, 2007. In connection with this transaction, the Company recorded a charge to income, of approximately $8,367, based on the Black-Scholes option pricing model. As of December 31, 1997, none of these options have been exercised.

     On September 26, 1997, the Company's Board of Directors granted non-statutory stock options to purchase an aggregate of 9,600 shares of Common Stock at an exercise of $4.125 per share to directors under the 1995 Stock Option Plan. These options vest monthly over eight months and expire on September 25, 2007. As of December 31, 1997, none of these options have been exercised.

     On October 30, 1997, the Company's Board of Directors cancelled previously issued, fully vested, non-statutory stock options to purchase an aggregate of 242,000 shares of Common Stock at an exercise price of $8.938 per share under the Stock Option Plan. Upon cancellation the Company's Board of Directors reissued non-statutory stock options to purchase an aggregate of 101,239 shares of Common Stock under the 1995 Stock Option Plan to the original recipients of the stock options. The terms of reissued stock options include annual vesting over two years, an exercise price equal to 110% of the fair market value of the stock at the date of reissuance or $3.025 per share and expire on October 29, 2002. In connection with this transaction, the Company recorded a charge to income, of approximately $43,227, based on the Black-Scholes option pricing model. As of December 31, 1997, none of these options have been exercised.

     During 1997, previously granted incentive stock options to purchase 60,000 shares of Common Stock were terminated in accordance with their terms.

                                            1995 Stock Option Plan              Other Options
                                           --------------------------    --------------------------
                                                          Weighted                        Weighted
                                                            Avg.                            Avg.
                                           Number of      Exercise         Number of      Exercise
                                            Shares         Price            Shares         Price
                                           ---------      --------        ----------      --------
Outstanding at December 31, 1995             125,000      $  3.875           132,274      $  3.780
     Granted/reissued                        317,620         8.744            94,000         5.733
     Exercised                                    --            --                --            --
     Forfeited/Expired                       (15,000)       (5.292)               --            --
     Cancelled                                    --            --                --            --
                                             -------      --------           -------      --------
 Outstanding at December 31, 1996            427,620         7.442           226,274         4.591
     Granted/reissued                        130,839         3.064                --            --
     Exercised                                    --            --                --            --
     Forfeited/Expired                       (60,000)       (3.875)               --            --
     Cancelled                              (242,000)       (8.938)               --            --
                                             -------      --------           -------      ---------
 Outstanding at December 31, 1997            256,459      $  4.631           226,274      $  4.591
                                             =======      ========           =======      ========


     The 1995 Stock Option Plan options exercisable at December 31, 1997 and 1996 were 371,327 and 653,894, respectively, to which the weighted average remaining contractual lives were 6 and 8 years, respectively as of December 31, 1997. The weighted average fair value of options granted and outstanding during fiscal years 1997 and 1996 was $1.07 and $4.40, respectively.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. RELATED PARTY TRANSACTIONS:

   During 1997 and 1996, the following amounts were recorded in connection with transactions with related parties:

                                                                    1997        1996
                                                                  -------     --------
Consulting fees to a shareholder and director of the Company      $46,750     $241,819
Fees to an accounting firm in which an officer of the
  Company is a partner                                                 --        1,497
Consulting fees paid to the Company's President                        --       50,000
Consulting fees and expenses paid to a relative of a former
  director and shareholder of the Company                          20,255       94,013
Rents paid                                                        113,772      113,772
Sales to a company in which the President of Deltco is a
  shareholder                                                      11,072       38,679
Directors fees                                                     32,000       46,000


     During 1991, the Company entered into a license agreement with an officer and principal shareholder of the Company, Dr. Petcavich, to acquire exclusive rights to the EnviroPlastic(R) Design Blend invention in exchange for 2,360,317 shares of Common Stock. Under the terms of the agreement, the Company was required to pay a royalty of 2% of net sales made by the Company of products based on the patent rights if the patent is obtained plus 1/2 of 1% of production sales licensed under trademarks.

     In May 1995, the Company and Dr. Petcavich entered into an agreement whereby Dr. Petcavich assigned to the Company all of his rights in all technology and trademarks related to the Company's business in exchange for $200,000, which was paid in fiscal 1996, and the termination of the license agreement discussed above.

     During fiscal 1993, the Company retained the services of a consultant who is now a significant shareholder and was a member of the Board of Directors until April 1997. In January 1996, the Company formalized this consulting relationship and entered into a three year consulting agreement. The services furnished under the terms of this agreement included organizational development, strategic marketing, and general management of the Company. This agreement provided that the Company would reimburse the consultant for certain business expenses inclusive of travel and entertainment costs. Reimbursable expenses in the amount of $24,746 and $120,800 were paid in fiscal 1997 and 1996, respectively in connection with this consulting agreement. This agreement provided for severance payments if the relationship is terminated without cause during the term of the agreement. As allowed by its provisions, the consultant terminated the agreement in April 1997.

     In May 1997, prior to his appointment to the Company's Board of Directors, the Company and Mr. Connelly entered into a one-year general business consulting agreement whereby Mr. Connelly received an option to purchase 10,000 shares of the Company's Common Stock to render consulting services to the Company.

     The Company leases primarily all of Deltco's operating facilities from the brother of Deltco's president and from a partnership owned 50% by Deltco's president. These leases expire in 2003 and 1998, respectively, and each provides for an automatic 10 year extension with substantially the same terms. Both agreements have been accounted for as operating leases.

12. EMPLOYMENT AGREEMENTS:

     Effective January 1, 1996, the Company entered into a three-year employment agreement with Dr. Petcavich. This agreement provides for severance payments to Dr. Petcavich if terminated without cause during the term of employment. In October 1997, this agreement was amended to increase Dr. Petcavich's salary.

                       PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. EMPLOYMENT AGREEMENTS: (CONTINUED)

     Effective January 1, 1996, pursuant to the Deltco Purchase and Sale Agreement, the Company entered into a three year employment agreement with the President of Deltco which includes two, one-year renewal options. The agreement provides for severance payments if he is terminated without cause during the term of the agreement. The agreement also provides a two-year incentive compensation package, based on performance criteria, for each of the years ended December 31, 1996 and 1997. The incentive compensation is reflected in the financial statements.