Form 10QSB
period 1998-03-31
PLANET POLYMER TECHNOLOGIES INC
filed 1998-05-07
CIK 896861

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)

        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For Quarterly Period Ended March 31, 1998


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

        [ X ]  YES                  [   ]   NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Class                           Outstanding at March 31, 1998
        -----                           -----------------------------
        Common Stock, no par value      5,310,313

                        PLANET POLYMER TECHNOLOGIES, INC.
                          FORM 10-QSB QUARTERLY REPORT
                          QUARTER ENDED MARCH 31, 1998



                                      INDEX

                                                                                 PAGE NO.
                                                                                 --------
PART I - FINANCIAL INFORMATION

        Item 1        Consolidated Balance Sheet (Unaudited)
                      March 31, 1998                                                   2

                      Consolidated Statements of Operations (Unaudited)
                      Three Months Ended March 31, 1998 and 1997                       3

                      Consolidated Statements of Cash Flows (Unaudited)
                      Three Months Ended March 31, 1998 and 1997                       4

                      Consolidated Statement of Shareholders' Equity (Unaudited)
                      Three Months Ended March 31, 1998                                5

                      Notes to Unaudited Consolidated Financial Statements             6

        Item 2        Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                    7

PART II - OTHER INFORMATION

        Item 1        Legal Proceedings                                                10

        Item 2        Changes in Securities                                            10

        Item 3        Defaults upon Senior Securities                                  10

        Item 4        Submission of Matters to a Vote of Security Holders              10

        Item 5        Other Information                                                10

        Item 6        Exhibits and Reports on Form 8K                                  10

SIGNATURES                                                                             11

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 ---------------


                                                                MARCH 31,
ASSETS                                                            1998
                                                              ------------
Current assets:
    Cash and cash equivalents                                 $  1,284,445
    Accounts receivable, net of allowance
     for doubtful accounts of $10,000                              355,431
    Inventories, net                                               398,601
    Prepaid expenses                                                72,301
    Deferred income taxes                                           16,014
                                                              ------------
          Total current assets                                   2,126,792

Restricted cash                                                    108,277
Property, plant and equipment, net                                 805,408
Goodwill, net                                                      568,020
Patents and other, net                                             327,140
                                                              ------------
          Total assets                                        $  3,935,637
                                                              ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                     $    192,819
    Notes payable                                                   94,077
                                                              ------------
          Total current liabilities                                286,896

Other liabilities                                                  365,144
Deferred income taxes                                                9,721
                                                              ------------
          Total liabilities                                        661,761
                                                              ------------

Shareholders' equity:
    Preferred Stock, no par value
       Authorized shares 4,250,000
       No shares issued or outstanding                                  --
    Series A Convertible Preferred Stock, no par value
       Authorized shares 750,000
       Issued and outstanding 500,000                              804,435
       Liquidation preference $2 per share
    Common Stock, no par value
       Authorized shares 20,000,000
       Issued and outstanding 5,310,313                         10,955,966
    Accumulated deficit                                         (8,486,525)
                                                              ------------
          Total shareholders' equity                             3,273,876
                                                              ------------
          Total liabilities and shareholders' equity          $  3,935,637
                                                              ============



The accompanying notes are an integral part of the consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 ---------------


                                                      THREE MONTHS ENDED MARCH 31,
                                                    -------------------------------
                                                        1998                1997
                                                    -----------         -----------
Sales                                               $   589,806         $   871,855
Cost of sales                                           511,397             650,446
                                                    -----------         -----------
       Gross profit                                      78,409             221,409
                                                    -----------         -----------
Operating expenses:
    General and administrative                          227,839             250,512
    Marketing                                            58,694             186,352
    Research and development, net                       112,364             106,352
                                                    -----------         -----------
       Total operating expenses                         398,897             543,216
                                                    -----------         -----------
       Loss from operations                            (320,488)           (321,807)
Other income, net                                        10,899              21,676
                                                    -----------         -----------
       Loss before income taxes                        (309,589)           (300,131)
Income taxes                                              3,568              15,067
                                                    -----------         -----------
       Net loss                                     $  (313,157)        $  (315,198)
                                                    ===========         ===========
       Loss per share (Basic and Diluted)           $     (0.06)        $     (0.06)
                                                    ===========         ===========
       Shares used in per share computations          5,302,206           5,271,269
                                                    ===========         ===========



The accompanying notes are an integral part of the consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ---------------


                                                                  THREE MONTHS ENDED MARCH 31,
                                                                -------------------------------
                                                                    1998                1997
                                                                -----------         -----------
Cash flows from operating activities:
    Net loss                                                    $  (313,157)        $  (315,198)
    Adjustments to reconcile net loss to net cash used
       by operating activities:
       Depreciation and amortization                                 52,178              41,367
       Gain on disposal of assets                                        --                (375)
    Changes in assets and liabilities:
       Accounts receivable                                           30,626             (14,752)
       Inventories, net                                              43,832              46,877
       Prepaid expenses                                              11,457                (784)
       Other assets                                                   6,239               4,655
       Accounts payable and accrued expenses                        (10,038)           (117,939)
                                                                -----------         -----------
          Net cash used by operating activities                    (178,863)           (356,149)
                                                                -----------         -----------
Cash flows from investing activities:
    Purchases of property and equipment                             (25,134)               (621)
    Proceeds from the sale of property and equipment                     --               3,000
    Cost of patents and other                                        (5,542)             (4,260)
                                                                -----------         -----------
          Net cash used by investing activities                     (30,676)             (1,881)
                                                                -----------         -----------
Cash flows from financing activities:
    Payments on short-term borrowings                                    --             (26,229)
    Payments on long-term debt                                      (22,421)                 --
                                                                -----------         -----------
          Net cash used by financing activities                     (22,421)            (26,229)
                                                                -----------         -----------
          Net decrease in cash and cash equivalents                (231,960)           (384,259)
Cash and cash equivalents at beginning of period                  1,516,405           1,640,392
                                                                -----------         -----------
Cash and cash equivalents at end of period                      $ 1,284,445         $ 1,256,133
                                                                ===========         ===========


Supplemental disclosure of non-cash activity:
    Issuance of Common Stock dividend on Preferred Stock        $    14,999         $        --



The accompanying notes are an integral part of the consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 ---------------


                                           SERIES A PREFERRED STOCK             COMMON STOCK
                                          --------------------------    --------------------------    ACCUMULATED
                                             SHARES         AMOUNT         SHARES        AMOUNT         DEFICIT          TOTAL
                                          -----------    -----------    -----------    -----------    -----------     -----------
Balance at December 31, 1997                  500,000    $   804,435      5,300,144    $10,940,967    $(8,158,369)    $ 3,587,033
Issuance of Common Stock as a dividend
   on Convertible Preferred Stock                  --             --         10,169         14,999        (14,999)             --
Net loss for the three months
   ended March 31, 1998                            --             --             --             --       (313,157)       (313,157)
                                          -----------    -----------    -----------    -----------    -----------     -----------
Balance at March 31, 1998                     500,000    $   804,435      5,310,313    $10,955,966    $(8,486,525)    $ 3,273,876
                                          ===========    ===========    ===========    ===========    ===========     ===========



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

   In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of results that may be expected for the year ending December 31, 1998. For additional information, refer to the Company's financial statements and notes thereto for the year ended December 31, 1997 contained in the Company's Form 10-KSB for the fiscal year ended December 31, 1997.

   Certain items shown in the March 31, 1997 financial statements have been reclassified to conform with the current period presentation.

2.   Shareholders' Equity

   On March 15, 1998 the Company issued to the holder of Series A Preferred Stock a dividend of 10,169 shares of Common Stock valued at approximately $14,999.

3.   Stock Option Plan

   On February 13, 1998, the Company's Board of Directors granted incentive stock options to purchase 5,000 shares of Common Stock at an exercise price of $1.875 per share to an employee under the 1995 Stock Option Plan. These options were fully vested as of the date of grant and expire on February 12, 2008. As of March 31, 1998, none of these options have been exercised.

                         PART I - FINANCIAL INFORMATION
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                        PLANET POLYMER TECHNOLOGIES, INC.


Except for the historical information contained herein, the discussions in this report contain forward looking statements that involve certain risks and uncertainties. The Company's actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and in the Company's Form 10-KSB for the fiscal year ended December 31, 1997.

OVERVIEW

   Planet Polymer Technologies, Inc. (the "Company" or "Planet") is a specialty chemical Company that designs, develops, manufactures and markets degradable and recycled polymer materials. The Company's proprietary polymer materials, which are marketed under the trademarks EnviroPlastic(R) and Aquadro(TM), can be used to produce films, coatings and injection molded parts that serve as environmentally compatible alternatives to conventional plastics. The Company emerged from the development stage as a result of its acquisition of Deltco of Wisconsin, Inc., a Wisconsin corporation ("Deltco"), effective January 1, 1996. Prior to this acquisition, substantially all of the Company's resources had been devoted to the development and commercialization of its EnviroPlastic(R) and Aquadro(TM) technologies and products.

   Deltco is a manufacturer and reprocessor of thermoplastic scrap resins and is located in Ashland, Wisconsin. The Company maintains Deltco as a wholly owned subsidiary, and uses its plant, equipment and other physical property in the manner in which it was used prior to the acquisition. The Company continues to focus on commercializing its EnviroPlastic(R) and Aquadro(TM) technologies and growing Deltco's manufacturing business.

   The Company expects that research and development and marketing expenses may increase significantly in the future as the Company's products are commercialized and continued efforts are focused on Deltco's resins. The Company does not expect that general and administrative expenses will increase significantly in the next three months.

   Planet has incurred operating losses since its inception and has an accumulated deficit of approximately $8.5 million as of March 31, 1998. The Company expects to incur additional losses for the foreseeable future.

RESULTS OF OPERATIONS

Revenue

   The Company's revenues decreased from approximately $872,000 for the three months ended March 31, 1997 to approximately $590,000 for the three months ended March 31, 1998. This decrease was primarily attributed to declines in both sales volume and sales price of approximately 14% and 13%, respectively, for Deltco's recycled polypropylene due to price decreases in virgin polypropylene. Since Deltco's recycled polypropylene is generally a lower cost substitute for virgin polypropylene such price decreases lessened demand for Deltco's recycled material. The price decreases in virgin polypropylene were substantially related to the low cost of oil and a decrease in demand for polypropylene in Asia.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        PLANET POLYMER TECHNOLOGIES, INC.



RESULTS OF OPERATIONS, CONTINUED

Cost of Sales

   Cost of sales decreased from approximately $650,000 for the three months ended March 31, 1997 to approximately $511,000 for the three months ended March 31, 1998. The decrease was primarily attributable to lower sales volume at Deltco offset by increased raw material costs. The increased cost of raw materials was primarily attributable to price increases from Deltco's preferred supplier of scrap plastic. The Company expects that such price increases will continue for the foreseeable future.

General and Administrative Expenses

   General and administrative expenses decreased from approximately $251,000 for the three months ended March 31, 1997 to approximately $228,000 for the three months ended March 31, 1998. This decrease was primarily attributable to decreased costs of outside services and a reduction in personnel.

Marketing Expenses

   Marketing expenses decreased from approximately $186,000 for the three months ended March 31, 1997 to approximately $59,000 for the three months ended March 31, 1998. This decrease was primarily attributable to the reduction of outside services, sales and marketing personnel and international travel expenditures offset by increased marketing efforts in North America.

Research and Development Expenses, Net

   The Company's net research and development expenses increased from approximately $106,000 for the three months ended March 31, 1997 to approximately $112,000 for the three months ended March 31, 1998. This increase was primarily due to the increased use of outside resin processors and outside testing facilities, offset by higher research and development revenue at Planet.

   Additionally, Planet continued to focus on internally-funded, rather than customer-funded product development. The Company will continue to participate in customer-funded development when appropriate, but believes internally-funded development is advantageous as to certain technologies and applications.

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

   In January 1996, the Company used $1,125,000 in cash and issued 96,775 shares of restricted Common Stock valued at approximately $508,000 to acquire Deltco in a purchase transaction. In connection with the purchase, the Company has one outstanding debt agreement related to a Small Business Administration loan collateralized by a certificate of deposit and inventory at Deltco. As of March 31, 1998 the loan balance was approximately $161,000. The Company has no material commitments for capital expenditures, but anticipates expenditures in the second quarter of 1998 of approximately $35,000 to update its computer software to enable it to operate in years subsequent to 1999.

   The Company used approximately $179,000 for operations for the three months ended March 31, 1998. Such funds were used for research and development activities, marketing efforts and administrative support.

   The Company used approximately $31,000 for investing activities for the three months ended March 31, 1998. Such funds were used for the preparation of patents and for the purchase of equipment.

   The Company used approximately $22,000 for the repayment of debt for the three months ended March 31, 1998.

   The Company believes that its existing sources of liquidity and anticipated revenue, including revenues generated from Deltco, will satisfy the Company's projected working capital and other cash requirements through at least April 1999. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operating expenses will not result in the expenditure of such resources before such time. The Company expects that it will need to raise substantial additional funds to continue its current and planned operations and establish large-scale manufacturing capabilities. The Company intends to seek additional funding from existing and potential customers or through public or private equity or debt financing. There can be no assurance that additional financing will be available on acceptable terms, or at all.

                           PART II - OTHER INFORMATION

                        PLANET POLYMER TECHNOLOGIES, INC.

Item 1 -Legal Proceedings:
        None

Item 2 -Changes in Securities:
        None

Item 3 -Defaults upon Senior Securities:
        None

Item 4 -Submission of Matters to a Vote of Security Holders:
        None

Item 5 -Other Information:
        None

Item 6 -Exhibits and Reports on Form 8-K:

        (a)Exhibits.

           Exhibit Number               Description
           --------------               -----------
               11.1                     Statement of Computation of Common and Common
                                        Equivalent Shares
               27.1                     Financial Data Schedule

        (b)Reports on Form 8-K:
           None

                        PLANET POLYMER TECHNOLOGIES, INC.


                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 6, 1998               Planet Polymer Technologies, Inc.
     --------------------


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