Form 10QSB
period 1998-06-30
PLANET POLYMER TECHNOLOGIES INC
filed 1998-08-14
CIK 896861

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                        For Quarterly Period Ended June 30, 1998


         [   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES AND EXCHANGE ACT OF 1934


                         Commission File Number: 0-26804

PLANET POLYMER TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its character)

CALIFORNIA                                                       33-0502606
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                  I.R.S. Employer
 or organization)                                             Identification No.

9985 Businesspark Ave., Suite A, San Diego, California        92131
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

(619) 549-5130
--------------------------------------------------------------------------------
(Issuer's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         [ X ]  YES                         [   ]   NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                              Outstanding at June 30, 1998
         -----                              ----------------------------
         Common Stock, no par value         5,319,008

                        PLANET POLYMER TECHNOLOGIES, INC.
                          FORM 10-QSB QUARTERLY REPORT
                           QUARTER ENDED JUNE 30, 1998



                                      INDEX

                                                                                                  PAGE NO.
                                                                                                  --------
PART I - FINANCIAL INFORMATION

         Item 1            Consolidated Balance Sheet (Unaudited)
                           June 30, 1998                                                             2

                           Consolidated Statements of Operations (Unaudited)
                           Three Months Ended June 30, 1998 and 1997                                 3

                           Consolidated Statements of Operations (Unaudited)
                           Six Months Ended June 30, 1998 and 1997                                   4

                           Consolidated Statement of Shareholders' Equity (Unaudited)
                           Six Months Ended June 30, 1998                                            5

                           Consolidated Statements of Cash Flows (Unaudited)
                           Six Months Ended June 30, 1998 and 1997                                   6

                           Notes to Unaudited Consolidated Financial Statements                      7

         Item 2            Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                             8

PART II - OTHER INFORMATION

         Item 1            Legal Proceedings                                                        12

         Item 2            Changes in Securities                                                    12

         Item 3            Defaults upon Senior Securities                                          12

         Item 4            Submission of Matters to a Vote of Security Holders                      12

         Item 5            Other Information                                                        12

         Item 6            Exhibits and Reports on Form 8K                                          12

SIGNATURES                                                                                          13

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 ---------------


                                                                                     JUNE 30,
ASSETS                                                                                1998
                                                                                  ------------
Current assets:
    Cash and cash equivalents                                                     $    933,569
    Accounts receivable, net of allowance for doubtful accounts of $10,000             308,950
    Inventories, net                                                                   360,659
    Prepaid expenses                                                                    66,107
    Deferred income taxes                                                               16,014
                                                                                  ------------
           Total current assets                                                      1,685,299

Restricted cash                                                                        108,277
Property, plant and equipment, net                                                     793,962
Goodwill, net                                                                          560,019
Patents and other, net                                                                 325,433
                                                                                  ------------
           Total assets                                                           $  3,472,990
                                                                                  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                         $    188,876
    Notes payable                                                                       96,263
                                                                                  ------------
           Total current liabilities                                                   285,139

Other liabilities                                                                      351,597
Deferred income taxes                                                                    9,721
                                                                                  ------------
           Total liabilities                                                           646,457
                                                                                  ------------

Shareholders' equity:
    Preferred Stock, no par value
        Authorized shares 4,250,000
        No shares issued or outstanding                                                     --
    Series A Convertible Preferred Stock, no par value
        Authorized shares 750,000
        Issued and outstanding 500,000                                                 804,435
        Liquidation preference $2 per share
    Common Stock, no par value
        Authorized shares 20,000,000
        Issued and outstanding 5,319,008                                            10,979,206
    Accumulated deficit                                                             (8,957,108)
                                                                                  ------------
           Total shareholders' equity                                                2,826,533
                                                                                  ------------
           Total liabilities and shareholders' equity                             $  3,472,990
                                                                                  ============



The accompanying notes are an integral part of the consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 ---------------


                                                       THREE MONTHS ENDED JUNE 30,
                                                     -------------------------------
                                                        1998                1997
                                                     -----------         -----------
Sales                                                $   462,378         $   868,402
Cost of sales                                            477,951             640,673
                                                     -----------         -----------
        Gross profit                                     (15,573)            227,729
                                                     -----------         -----------
Operating expenses:
     General and administrative                          218,668             263,231
     Marketing                                            69,088               7,765
     Research and development, net                       162,176              70,867
                                                     -----------         -----------
        Total operating expenses                         449,932             341,863
                                                     -----------         -----------
        Loss from operations                            (465,505)           (114,134)
Other income, net                                          8,269               8,973
                                                     -----------         -----------
        Loss before income taxes                        (457,236)           (105,161)
Income taxes                                              (1,653)             14,027
                                                     -----------         -----------
        Net loss                                     $  (455,583)        $  (119,188)
                                                     ===========         ===========
        Loss per share (Basic and Diluted)           $     (0.09)        $     (0.02)
                                                     ===========         ===========
        Shares used in per share computations          5,311,746           5,271,269
                                                     ===========         ===========



The accompanying notes are an integral part of the consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 ---------------


                                                        SIX MONTHS ENDED JUNE 30,
                                                     -------------------------------
                                                        1998                1997
                                                     -----------         -----------
Sales                                                $ 1,052,184         $ 1,740,257
Cost of sales                                            993,940           1,288,794
                                                     -----------         -----------
        Gross profit                                      58,244             451,463
                                                     -----------         -----------
Operating expenses:
     General and administrative                          441,914             516,068
     Marketing                                           127,782             194,117
     Research and development, net                       274,541             177,219
                                                     -----------         -----------
        Total operating expenses                         844,237             887,404
                                                     -----------         -----------
        Loss from operations                            (785,993)           (435,941)
Other income, net                                         19,167              30,649
                                                     -----------         -----------
        Loss before income taxes                        (766,826)           (405,292)
Income taxes                                               1,915              29,094
                                                     -----------         -----------
        Net loss                                     $  (768,741)        $  (434,386)
                                                     ===========         ===========
        Loss per share (Basic and Diluted)           $     (0.14)        $     (0.08)
                                                     ===========         ===========
        Shares used in per share computations          5,304,842           5,271,269
                                                     ===========         ===========



The accompanying notes are an integral part of the consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 ---------------


                                                  SERIES A PREFERRED STOCK        COMMON STOCK
                                                  ------------------------  ------------------------  ACCUMULATED
                                                    SHARES       AMOUNT       SHARES       AMOUNT       DEFICIT       TOTAL
                                                  -----------  -----------  -----------  -----------  -----------   -----------
Balance at December 31, 1997                          500,000  $   804,435    5,300,144  $10,940,967  $(8,158,369)  $ 3,587,033
Issuance of Common Stock as a dividend on
   Convertible Preferred Stock on March 15, 1998           --           --       10,169       14,999      (14,999)           --
Issuance of Common Stock as a dividend on
   Convertible Preferred Stock on June 15, 1998            --           --        8,695       14,999      (14,999)           --
Fair Market Value of Stock Options
   granted to a scientific advisor                         --           --           --        8,241           --         8,241
Net loss for the six months
   ended June 30, 1998                                     --           --           --           --     (768,741)     (768,741)
                                                  -----------  -----------  -----------  -----------  -----------   -----------
Balance at June 30, 1998                              500,000  $   804,435    5,319,008  $10,979,206  $(8,957,108)  $ 2,826,533
                                                  ===========  ===========  ===========  ===========  ===========   ===========



The accompanying notes are an integral part of the consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ---------------


                                                                  SIX MONTHS ENDED JUNE 30,
                                                                ------------------------------
                                                                   1998               1997
                                                                -----------        -----------
Cash flows from operating activities:
     Net loss                                                   $  (768,741)       $  (434,386)
     Adjustments to reconcile net loss to net cash used
        by operating activities:
        Depreciation and amortization                               104,731             85,959
        Compensation expense -- non-cash                              8,241            (62,667)
        Gain on disposal of assets                                       --               (375)
     Changes in assets and liabilities:
        Accounts receivable                                          77,107            103,716
        Inventories, net                                             81,774             83,921
        Prepaid expenses                                             17,651             13,424
        Other assets                                                  5,859              7,503
        Accounts payable and accrued expenses                       (19,967)          (105,159)
        Other liabilities                                             6,199                 --
                                                                -----------        -----------
            Net cash used by operating activities                  (487,146)          (308,064)
                                                                -----------        -----------
Cash flows from investing activities:
     Purchases of property and equipment                            (52,098)              (621)
     Proceeds from the sale of property and equipment                    --              3,000
     Cost of patents and other                                       (9,598)            (9,536)
                                                                -----------        -----------
            Net cash used by investing activities                   (61,696)            (7,157)
                                                                -----------        -----------
Cash flows from financing activities:
     Payments on short-term borrowings                                   --            (48,935)
     Proceeds from equipment lease                                   11,317                 --
     Payments on long-term debt                                     (45,311)                --
                                                                -----------        -----------
            Net cash used by financing activities                   (33,994)           (48,935)
                                                                -----------        -----------
            Net decrease in cash and cash equivalents              (582,836)          (364,156)
Cash and cash equivalents at beginning of period                  1,516,405          1,640,392
                                                                -----------        -----------
Cash and cash equivalents at end of period                      $   933,569        $ 1,276,236
                                                                ===========        ===========


Supplemental disclosure of non-cash activity:
     Stock options granted to a consultant                      $        --        $       704
     Stock options granted to a scientific advisor                    8,241                 --
     Issuance of Common Stock dividend on Preferred Stock            29,998                 --



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

    In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of results that may be expected for the year ending December 31, 1998. For additional information, refer to the Company's financial statements and notes thereto for the year ended December 31, 1997 contained in the Company's Form 10-KSB for the fiscal year ended December 31, 1997.

    Certain items shown in the June 30, 1997 financial statements have been reclassified to conform with the current period presentation.

2.    Shareholders' Equity

    On June 15, 1998 the Company issued to the holder of Series A Preferred Stock a dividend of 8,695 shares of Common Stock valued at approximately $14,999.

3.    Stock Option Plan

    On April 29, 1998, the Company's Board of Directors granted non-statutory stock options to purchase 10,000 shares of Common Stock at an exercise price of $1.75 per share to a scientific advisor of the Company under the 1995 Stock Option Plan. These options vest ratably over the one-year term of the agreement and expire on April 28, 2008. In connection with this transaction, the Company recorded a charge to income, for the three months ended June 30, 1998, of approximately $8,241, based on the Black Scholes option-pricing model. As of June 30, 1998, none of these options have been exercised.

    On May 21, 1998, the Company's Board of Directors granted non-statutory stock options to purchase an aggregate of 36,000 shares of Common Stock at an exercise price of $2.00 per share to outside directors under the 1995 Stock Option Plan. These options vest fully as of the date of grant and expire on May 20, 2008. As of June 30, 1998, none of these options have been exercised.

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

    During this quarter, Planet continued to focus on internally-funded, rather than customer-funded product development. The Company will continue to participate in customer-funded development when appropriate, but believes internally-funded development is advantageous as to certain technologies and applications. Additionally, during this quarter, the president of Deltco resigned to pursue other career opportunities. His responsibilities have been reassigned and the Company does not expect his departure to have a material impact on operations.

    The Company continues to focus on commercializing its AQUAMIM(TM), EnviroPlastic(R) and Aquadro(TM) technologies and growing Deltco's manufacturing business. The Company expects that research and development and marketing expenses may increase significantly in the future as the Company's products are commercialized and continued efforts are focused on Deltco's resins. The Company does not expect that general and administrative expenses will increase significantly in the next three months.

    Planet has incurred operating losses since its inception and has an accumulated deficit of approximately $9.0 million as of June 30, 1998. The Company expects to incur additional losses for the foreseeable future.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        PLANET POLYMER TECHNOLOGIES, INC.


RESULTS OF OPERATIONS

Revenue

    The Company's revenues decreased from approximately $868,000 for the three months ended June 30, 1997 to approximately $462,000 for the three months ended June 30, 1998 and from approximately $1,740,000 for the six months ended June 30, 1997 to approximately $1,052,000 for the six months ended June 30, 1998. This decrease was primarily attributed to declines in both sales volume and sales price of approximately 17% and 17%, respectively, for the three months ended June 30, 1998 and from approximately 16% and 13%, respectively, for the six months ended June 30, 1998 for Deltco's recycled polypropylene due to price decreases in virgin polypropylene. Since Deltco's recycled polypropylene is generally a lower cost substitute for virgin polypropylene such price decreases lessened demand for Deltco's recycled material. The price decreases in virgin polypropylene were substantially related to the low cost of oil and a decrease in demand for polypropylene in Asia. The Company expects this trend to continue for the foreseeable future.

Cost of Sales

    Cost of sales decreased from approximately $641,000 for the three months ended June 30, 1997 to approximately $478,000 for the three months ended June 30, 1998 and from approximately $1,289,000 for the six months ended June 30, 1997 to approximately $994,000 for the six months ended June 30, 1998. The decrease was primarily attributable to lower sales volume at Deltco, offset by additional costs at Deltco associated with the qualifying of additional suppliers of scrap resin, write-offs of obsolete inventory and an inventory reserve of approximately $33,000 to reflect market values less than cost.

General and Administrative Expenses

    General and administrative expenses decreased from approximately $263,000 for the three months ended June 30, 1997 to approximately $219,000 for the three months ended June 30, 1998 and from approximately $516,000 for the six months ended June 30, 1997 to approximately $442,000 for the six months ended June 30, 1998. This decrease was primarily attributable to decreased costs of outside services.

Marketing Expenses

    Marketing expenses increased from approximately $8,000 for the three months ended June 30, 1997 to approximately $69,000 for the three months ended June 30, 1998. This increase was primarily attributable to a $63,000 downward revision, during the three months ended June 30, 1997, to the December 31, 1996 estimated fair value of non-cash incentive compensation expense of stock granted to the president of Deltco.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        PLANET POLYMER TECHNOLOGIES, INC.



RESULTS OF OPERATIONS, CONTINUED

    Marketing expenses decreased from approximately $194,000 for the six months ended June 30, 1997 to approximately $128,000 for the six months ended June 30, 1998. This decrease was primarily attributable to the $63,000 revision previously discussed and reductions in outside services, sales and marketing personnel and international travel expenditures, offset by increased marketing efforts in North America.

Research and Development Expenses, Net

    The Company's net research and development expenses increased from approximately $71,000 for the three months ended June 30, 1997 to approximately $162,000 for the three months ended June 30, 1998 and from approximately $177,000 for the six months ended June 30, 1997 to approximately $275,000 for the six months ended June 30, 1998. This increase was primarily due to lower research and development revenue at Planet and increases in costs associated with advancing AQUAMIM(TM), EnviroPlastic(R) CRT and Aquadro(TM) technologies.

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

    In January 1996, the Company used $1,125,000 in cash and issued 96,775 shares of restricted Common Stock valued at approximately $508,000 to acquire Deltco in a purchase transaction. In connection with the purchase, the Company has one outstanding debt agreement related to a Small Business Administration loan collateralized by a certificate of deposit and inventory at Deltco. As of June 30, 1998 the loan balance was approximately $139,000. The Company has no material commitments for capital expenditures.

    The Company recognizes the need to ensure that its operations will not be impacted by the year 2000 issue. Thus, the Company has developed a plan to modify its information technology in recognition of the year 2000 issue. The plan calls for updating existing software and hardware to newer versions that incorporate corrections to eliminate the problem. The plan was postponed during the second quarter due to time constraints caused from production trials and internal planning for the commercialization of AQUAMIM(TM). The Company has estimated that the total cost of updating the Company's technology in order to be year 2000 compliant will be approximately $35,000. The Company does not expect the year 2000 issue and the plan to resolve it to have a significant impact on its operations. However, there is no guarantee that the Company will address all year 2000 issues in a timely fashion or that the systems of other companies on which Planet's systems rely will be timely converted and would not have an adverse effect on the Company's systems. For example, to the extent that customers would be unable to order products or pay invoices or suppliers would be unable to manufacture or deliver product, the Company's operations would be affected.

    The Company used approximately $487,000 for operations for the six months ended June 30, 1998. Such funds were used for research and development activities, marketing efforts and administrative support.

    The Company used approximately $62,000 for investing activities for the six months ended June 30, 1998. Such funds were used for the preparation of patents and for the purchase of equipment.

    The Company used approximately $34,000 for financing activities for the six months ended June 30, 1998. Such funds were used for the repayment of debt, partially offset by proceeds from an equipment lease.

    The Company believes that its existing sources of liquidity and anticipated revenue, including revenues generated from Deltco, will satisfy the Company's projected working capital and other cash requirements through at least March 1999. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operating expenses will not result in the expenditure of such resources before such time. The Company expects that it will need to raise substantial additional funds to continue its current and planned operations and establish large-scale manufacturing capabilities. The Company intends to seek additional funding from existing and potential customers or through public or private equity or debt financing. There can be no assurance that additional financing will be available on acceptable terms, or at all.

                           PART II - OTHER INFORMATION

                        PLANET POLYMER TECHNOLOGIES, INC.

Item 1 - Legal Proceedings:
         None

Item 2 - Changes in Securities:
         None

Item 3 - Defaults upon Senior Securities:
         None

Item 4 - Submission of Matters to a Vote of Security Holders:
         The Annual Meeting of Shareholders of Planet Polymer Technologies, Inc. (the "Annual Meeting") was held on May 22, 1998 in San Diego, California.

         Proposal 1 - Election of Directors
         Each of the candidates listed below were duly elected to the Board of Directors at the Annual Meeting by the tally indicated.

         Candidate                     Votes in Favor     Votes Withheld
         ---------                     --------------     --------------
         Robert J. Petcavich, Ph.D          4,999,436             14,328
         Michael M. Coleman, Ph.D           5,000,436             13,328
         Thomas M. Connelly                 5,000,361             13,403
         H.M. Busby                         4,131,822            881,942
         Thomas A. Landshof                 4,996,311             17,453

         Proposal 2 - Ratification of Selection of Independent Auditors

          Votes in Favor            Votes Against            Votes Abstained
          --------------            -------------            ---------------
            5,004,436                   2,778                     6,550

Item 5 - Other Information:
         Pursuant to the recent changes in the proxy rules, unless a shareholder who wishes to bring a matter before the shareholders at the Company's 1999 annual meeting notifies the Company of such a matter prior to March 3, 1999, management will have discretionary authority to vote all shares for which it has proxies in opposition to such matter.

Item 6 - Exhibits and Reports on Form 8-K:

         (a)  Exhibits:

              Exhibit Number             Description
              --------------             -----------
                  11.1                   Statement of Computation of Common and Common Equivalent Shares
                  27.1                   Financial Data Schedule

         (b)  Reports on Form 8-K:
              None

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 12, 1998           Planet Polymer Technologies, Inc.



                                 /s/ Robert J. Petcavich
                                 -----------------------------------------------
                                 Robert J. Petcavich
                                 President, Chief Executive Officer and Director (On behalf of Registrant and as Registrant's Principal Financial and Accounting Officer)