Form 10QSB
period 1998-09-30
PLANET POLYMER TECHNOLOGIES INC
filed 1998-11-12
CIK 896861

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For Quarterly Period Ended September 30, 1998


        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                         Commission File Number: 0-26804

        PLANET POLYMER TECHNOLOGIES, INC.
        ------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its character)

        CALIFORNIA                                                        33-0502606
        ----------------------------------------------------------------------------------------------------
        (State or other jurisdiction of incorporation or organization)    I.R.S. Employer Identification No.

        9985 Businesspark Ave., Suite A, San Diego, California     92131
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

        [X]  YES                  [ ]  NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Class                         Outstanding at September 30, 1998
        -----                         ---------------------------------
        Common Stock, no par value    5,332,491

                        PLANET POLYMER TECHNOLOGIES, INC.
                          FORM 10-QSB QUARTERLY REPORT
                        QUARTER ENDED SEPTEMBER 30, 1998



                                      INDEX

                                                                                 PAGE NO.
                                                                                 --------

PART I - FINANCIAL INFORMATION

        Item 1    Consolidated Balance Sheet (Unaudited)
                  September 30, 1998                                                   2

                  Consolidated Statements of Operations (Unaudited)
                  Three Months Ended September 30, 1998 and 1997                       3

                  Consolidated Statements of Operations (Unaudited)
                  Nine Months Ended September 30, 1998 and 1997                        4

                  Consolidated Statement of Shareholders' Equity (Unaudited)
                  Nine Months Ended September 30, 1998                                 5

                  Consolidated Statements of Cash Flows (Unaudited)
                  Nine Months Ended September 30, 1998 and 1997                        6

                  Notes to Unaudited Consolidated Financial Statements                 7

        Item 2    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                        8

PART II - OTHER INFORMATION

        Item 1        Legal Proceedings                                               13

        Item 2        Changes in Securities                                           13

        Item 3        Defaults upon Senior Securities                                 13

        Item 4        Submission of Matters to a Vote of Security Holders             13

        Item 5        Other Information                                               13

        Item 6        Exhibits and Reports on Form 8K                                 13

SIGNATURES                                                                            14

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 ---------------


                                                                                    SEPTEMBER 30,
ASSETS                                                                                  1998
                                                                                    ------------

Current assets:
    Cash and cash equivalents                                                       $    510,250
    Accounts receivable, net of allowance for doubtful accounts of $10,000               169,796
    Inventories, net                                                                     498,556
    Prepaid expenses                                                                      85,693
    Deferred income taxes                                                                 16,014
                                                                                    ------------
          Total current assets                                                         1,280,309

Restricted cash                                                                          108,277
Property, plant and equipment, net                                                       755,780
Goodwill, net                                                                            552,019
Patents and other, net                                                                   328,342
                                                                                    ------------
          Total assets                                                              $  3,024,727
                                                                                    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                           $    144,956
    Notes payable                                                                        104,377
                                                                                    ------------
          Total current liabilities                                                      249,333

Other liabilities                                                                        324,626
Deferred income taxes                                                                      9,721
                                                                                    ------------
          Total liabilities                                                              583,680
                                                                                    ------------
Shareholders' equity:
    Preferred Stock, no par value
       Authorized shares 4,250,000
       No shares issued or outstanding                                                      --
    Series A Convertible Preferred Stock, no par value
       Authorized shares 750,000
       Issued and outstanding 500,000                                                    804,435
       Liquidation preference $2 per share
    Common Stock, no par value
       Authorized shares 20,000,000
       Issued and outstanding 5,332,491                                               10,994,206
    Accumulated deficit                                                               (9,357,594)
                                                                                    ------------
          Total shareholders' equity                                                   2,441,047
                                                                                    ------------
          Total liabilities and shareholders' equity                                $  3,024,727
                                                                                    ============


   The accompanying notes are an integral part of the consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 ---------------


                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                      ----------------------------------
                                                          1998                  1997
                                                      ------------          ------------

Sales                                                 $    204,367          $    709,514
Cost of sales                                              216,990               555,291
                                                      ------------          ------------
       Gross profit                                        (12,623)              154,223
                                                      ------------          ------------
Operating expenses:
    General and administrative                             187,962               225,286
    Marketing                                               57,107                58,384
    Research and development, net                          136,086               109,115
                                                      ------------          ------------
       Total operating expenses                            381,155               392,785
                                                      ------------          ------------
       Loss from operations                               (393,778)             (238,562)
Other income, net                                            8,291                 8,683
                                                      ------------          ------------
       Loss before income taxes                           (385,487)             (229,879)
Income taxes                                                  --                  20,000
                                                      ------------          ------------
       Net loss                                       $   (385,487)         $   (249,879)
                                                      ============          ============
       Loss per share (Basic and Diluted)             $      (0.07)         $      (0.05)
                                                      ============          ============
       Shares used in per share computations             5,321,206             5,271,269
                                                      ============          ============


   The accompanying notes are an integral part of the consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 ---------------


                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                      ----------------------------------
                                                          1998                  1997
                                                      ------------          ------------

Sales                                                 $  1,256,551          $  2,449,771
Cost of sales                                            1,210,930             1,844,084
                                                      ------------          ------------
       Gross profit                                         45,621               605,687
                                                      ------------          ------------
Operating expenses:
    General and administrative                             629,877               741,355
    Marketing                                              184,887               252,501
    Research and development, net                          410,627               286,335
                                                      ------------          ------------
       Total operating expenses                          1,225,391             1,280,191
                                                      ------------          ------------
       Loss from operations                             (1,179,770)             (674,504)
Other income, net                                           27,458                39,333
                                                      ------------          ------------
       Loss before income taxes                         (1,152,312)             (635,171)
Income taxes                                                 1,915                49,094
                                                      ------------          ------------
       Net loss                                       $ (1,154,227)         $   (684,265)
                                                      ============          ============
       Loss per share (Basic and Diluted)             $      (0.22)         $      (0.13)
                                                      ============          ============
       Shares used in per share computations             5,311,705             5,271,269
                                                      ============          ============


   The accompanying notes are an integral part of the consolidated financial statements.

        PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 ---------------


                                                    SERIES A PREFERRED STOCK          COMMON STOCK
                                                   --------------------------  --------------------------  ACCUMULATED
                                                      SHARES         AMOUNT       SHARES         AMOUNT       DEFICIT      TOTAL
                                                   -----------    -----------  -----------    -----------  -----------  -----------

Balance at December 31, 1997                           500,000    $   804,435    5,300,144    $10,940,967  $(8,158,369) $ 3,587,033
Issuance of Common Stock as a dividend on
   Convertible Preferred Stock on March 15, 1998          --             --         10,169         14,999      (14,999)        --
Issuance of Common Stock as a dividend on
   Convertible Preferred Stock on June 15, 1998           --             --          8,695         14,999      (14,999)        --
Issuance of Common Stock as a dividend on
   Convertible Preferred Stock on September 15, 1998      --             --         13,483         15,000      (15,000)        --
Fair Market Value of Stock Options
   granted to a scientific advisor                        --             --           --            8,241         --          8,241
Net loss for the nine months
   ended September 30, 1998                               --             --           --             --     (1,154,227)  (1,154,227)
                                                   -----------    -----------  -----------    -----------  -----------  -----------
Balance at September 30, 1998                          500,000    $   804,435    5,332,491    $10,994,206  $(9,357,594) $ 2,441,047
                                                   ===========    ===========  ===========    ===========  ===========  ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ---------------


                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                        ----------------------------------
                                                                            1998                  1997
                                                                        ------------          ------------

Cash flows from operating activities:
    Net loss                                                            $ (1,154,227)         $   (684,265)
    Adjustments to reconcile net loss to net cash used
       by operating activities:
       Depreciation and amortization                                         157,054               128,404
       Compensation expense -- non-cash                                        8,241               (60,555)
       Gain on disposal of assets                                               --                     (56)
    Changes in assets and liabilities:
       Accounts receivable                                                   216,261               196,924
       Inventories, net                                                      (56,122)               24,454
       Prepaid expenses                                                       (1,935)              (19,503)
       Other assets                                                            3,068                14,678
       Accounts payable and accrued expenses                                 (58,426)                5,943
       Other liabilities                                                         952                  --
                                                                        ------------          ------------
          Net cash used by operating activities                             (885,134)             (393,976)
                                                                        ------------          ------------
Cash flows from investing activities:
    Purchases of property and equipment                                      (52,098)              (15,893)
    Proceeds from the sale of property and equipment                            --                   4,140
    Cost of patents and other                                                (15,852)              (18,177)
                                                                        ------------          ------------
          Net cash used by investing activities                              (67,950)              (29,930)
                                                                        ------------          ------------
Cash flows from financing activities:
    Proceeds from preferred stock and warrants, net                             --                 897,500
    Payments on short-term borrowings                                           --                 (71,005)
    Proceeds from equipment lease                                             15,677                  --
    Payments on long-term debt                                               (68,748)                 --
                                                                        ------------          ------------
          Net cash (used) provided by financing activities                   (53,071)              826,495
                                                                        ------------          ------------
          Net (decrease) increase in cash and cash equivalents            (1,006,155)              402,589
Cash and cash equivalents at beginning of period                           1,516,405             1,640,392
                                                                        ------------          ------------
Cash and cash equivalents at end of period                              $    510,250          $  2,042,981
                                                                        ============          ============


Supplemental disclosure of non-cash activity:
    Stock options granted to a consultant                               $       --            $      2,816
    Stock options granted to a scientific advisor                              8,241                  --
    Issuance of Common Stock dividend on Preferred Stock                      44,998                  --


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

   In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of results that may be expected for the year ending December 31, 1998. For additional information, refer to the Company's financial statements and notes thereto for the year ended December 31, 1997 contained in the Company's Form 10-KSB for the fiscal year ended December 31, 1997.

   Certain items shown in the September 30, 1997 financial statements have been reclassified to conform with the current period presentation.

2. Shareholders' Equity

   On September 15, 1998 the Company issued to the holder of Series A Preferred Stock a dividend of 13,483 shares of Common Stock valued at approximately $15,000.

3. Stock Option Plan

   On July 1, 1998, the Company's Board of Directors granted incentive stock options to purchase 12,500 shares of Common Stock at an exercise price of $1.625 per share to an employee under the 1995 Stock Option Plan. These options become vested and exercisable on December 31, 1998 and expire on June 30, 2008. As of September 30, 1998, none of these options have been exercised.

                         PART I - FINANCIAL INFORMATION
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                        PLANET POLYMER TECHNOLOGIES, INC.


Except for the historical information contained herein, the discussions in this report contain forward looking statements that involve certain risks and uncertainties. The Company's actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the Company's Form 10-KSB for the fiscal year ended December 31, 1997.

OVERVIEW

   Planet Polymer Technologies, Inc. (the "Company" or "Planet") is a specialty chemical Company that designs, develops, manufactures and markets degradable and recycled polymer materials. The Company's proprietary polymer materials, which are marketed under the trademarks EnviroPlastic(R) and Aquadro(TM), can be used to produce films, coatings and injection molded parts that serve as environmentally compatible alternatives to conventional plastics. Planet is also focusing on its AQUAMIM(TM) technology, a novel water debinding metal injection molding feedstock, which can be used to injection mold metal parts for use in various industrial and consumer products. The Company emerged from the development stage as a result of its acquisition of Deltco of Wisconsin, Inc., a Wisconsin corporation ("Deltco"), effective January 1, 1996. Prior to this acquisition, substantially all of the Company's resources had been devoted to the development and commercialization of its EnviroPlastic(R) and Aquadro(TM) technologies and products.

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

   The Company continues to focus on commercializing its AQUAMIM(TM), EnviroPlastic(R) and Aquadro(TM) technologies and growing Deltco's manufacturing business. The Company expects that research and development and marketing expenses may increase significantly in the future as the Company's products are commercialized. The Company does not expect that general and administrative expenses will increase significantly in the next three months.

   Planet has incurred operating losses since its inception and has an accumulated deficit of approximately $9.4 million as of September 30, 1998. The Company expects to incur additional losses for the foreseeable future.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        PLANET POLYMER TECHNOLOGIES, INC.


RESULTS OF OPERATIONS

Revenue

   The Company's revenues decreased from approximately $710,000 for the three months ended September 30, 1997 to approximately $204,000 for the three months ended September 30, 1998 and from approximately $2,450,000 for the nine months ended September 30, 1997 to approximately $1,257,000 for the nine months ended September 30, 1998. These decreases were primarily attributed to declines in both sales volume and sales price of approximately 40% and 38%, respectively, for the three months ended September 30, 1998 and from approximately 25% and 17%, respectively, for the nine months ended September 30, 1998 for Deltco's recycled polypropylene due to price decreases in virgin polypropylene. Since Deltco's recycled polypropylene is generally a lower cost substitute for virgin polypropylene such price decreases lessened demand for Deltco's recycled material. The price decreases in virgin polypropylene were substantially related to the low cost of oil, a decrease in demand for polypropylene in Asia and the General Motors strike. The Company expects this trend to continue for the foreseeable future.

Cost of Sales

   Cost of sales decreased from approximately $555,000 for the three months ended September 30, 1997 to approximately $217,000 for the three months ended September 30, 1998 and from approximately $1,844,000 for the nine months ended September 30, 1997 to approximately $1,211,000 for the nine months ended September 30, 1998. These decreases were primarily attributable to lower sales volume at Deltco, offset by write-offs of obsolete inventory and a write-down of inventory to market.

General and Administrative Expenses

   General and administrative expenses decreased from approximately $225,000 for the three months ended September 30, 1997 to approximately $188,000 for the three months ended September 30, 1998 and from approximately $741,000 for the nine months ended September 30, 1997 to approximately $630,000 for the nine months ended September 30, 1998. These decreases were primarily attributable to decreased costs of outside services.

Marketing Expenses

   Marketing expenses decreased from approximately $58,000 for the three months ended September 30, 1997 to approximately $57,000 for the three months ended September 30, 1998 and from approximately $253,000 for the nine months ended September 30, 1997 to approximately $185,000 for the nine months ended September 30, 1998. The year to date decrease was primarily attributable to reductions in outside services and sales and marketing personnel. The Company also incurred a $63,000 downward revision, during the three months ended June 30, 1997, to the December 31, 1996 estimated fair value of non-cash incentive compensation expense of stock granted to the president of Deltco.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        PLANET POLYMER TECHNOLOGIES, INC.


RESULTS OF OPERATIONS, CONTINUED

Research and Development Expenses, Net

   The Company's net research and development expenses increased from approximately $109,000 for the three months ended September 30, 1997 to approximately $136,000 for the three months ended September 30, 1998 and from approximately $286,000 for the nine months ended September 30, 1997 to approximately $411,000 for the nine months ended September 30, 1998. These increases were primarily due to the addition of research and development personnel and increased costs associated with advancing AQUAMIM(TM), EnviroPlastic(R) CRT and Aquadro(TM) technologies, including customer production trials and efficacy and safety testing. Additionally, offsetting research and development revenue decreased from approximately $96,000 to approximately $55,000 for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

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

   In January 1996, the Company used $1,125,000 in cash and issued 96,775 shares of restricted Common Stock valued at approximately $508,000 to acquire Deltco in a purchase transaction. In connection with the purchase, the Company has one outstanding debt agreement related to a Small Business Administration loan collateralized by a certificate of deposit and inventory at Deltco. As of September 30, 1998 the loan balance was approximately $117,000. The Company has no material commitments for capital expenditures.

   The Company recognizes the need to ensure that its operations will not be impacted by the year 2000 issue that results from computer applications being written along two digits rather than four to define the application year. As a result of the year 2000 issue, computer applications may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in system failures or miscalculations causing disruption of operations. The Company has reviewed its material computer applications for year 2000 compliance and is working with vendors and suppliers to make its computer applications year 2000 compliant.
The Company has developed a plan to modify its information technology in recognition of the year 2000 issue. The plan calls for updating existing software and hardware to newer versions that incorporate corrections to eliminate the problem. The Company has estimated that the total cost of updating the Company's technology in order to be year 2000 compliant will be approximately $35,000. The Company does not expect the year 2000 issue and the plan to resolve it to have a significant impact on its operations. However, if such plans cannot be completed on a timely basis, the year 2000 issue could have a material adverse impact on the Company's business, financial condition and results of operations. Because of the many uncertainties associated with year 2000 compliance issues, and because the Company's assessment is necessarily based on information from third party vendors and suppliers, there can be no assurance as to whether such assessment is correct or as to the materiality or effect if such assessment is not correct. For example, to the extent that customers would be unable to order products or pay invoices or suppliers would be unable to manufacture or deliver product, the Company's operations would be affected.

   The Company used approximately $885,000 for operations for the nine months ended September 30, 1998. Such funds were used for research and development activities, working capital, marketing efforts and administrative support.

   The Company used approximately $68,000 for investing activities for the nine months ended September 30, 1998. Such funds were used for the purchase of equipment and for the preparation of patents.

   The Company used approximately $53,000 for financing activities for the nine months ended September 30, 1998. Such funds were used for the repayment of debt, partially offset by proceeds from an equipment lease.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        PLANET POLYMER TECHNOLOGIES, INC.


LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

   The Company believes that its existing sources of liquidity and anticipated revenue, including revenues generated from Deltco, will satisfy the Company's projected working capital and other cash requirements through January 1999. Such time period has been shortened from previous estimates as a result of decreases in the Company's revenues associated with declines in both sales volumes and sales prices for Deltco's recycled polypropylene. There can be no assurance, however, that future revenue decreases or changes in the Company's plans or other events affecting the Company's operating expenses will not result in the expenditure of the Company's resources. The Company expects that it will need to raise substantial additional funds to continue its current and planned operations. The Company intends to seek additional funding from existing and potential customers or through public or private equity or debt financing. There can be no assurance that additional financing will be available on acceptable terms, or at all.

                           PART II - OTHER INFORMATION

                        PLANET POLYMER TECHNOLOGIES, INC.

Item 1 - Legal Proceedings:
         In November 1998, the Company initiated litigation against Brian To, a former director of the Company, Tarrenz Management Consultants, Inc., and Tarrenz, Inc. entities owned by Brian To, in the Superior Court of the State of California for the County of San Diego. The complaint alleges breach of fiduciary duty, fraud, conversion, negligent misrepresentation and breach of contract, recission, constructive trust, and negligence arising from services the defendants performed for or on behalf of the Company. The Company is seeking actual and consequential damages in excess of $1 million, as well as punitive and exemplary damages. It is too early to determine the impact, if any, of this proceeding on the Company, its financial condition or the results of the Company's operations.

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


Date:   November 9, 1998         Planet Polymer Technologies, Inc.



                                 /s/ ROBERT J. PETCAVICH
                                 ---------------------------------------
                                 Robert J. Petcavich
                                 President, Chief Executive Officer and Director (On behalf of Registrant and as
                                 Registrant's Principal Financial and
                                 Accounting Officer)