Form 10KSB
period 1998-12-31
PLANET POLYMER TECHNOLOGIES INC
filed 1999-03-08
CIK 896861

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-KSB

                  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                           COMMISSION FILE NO. 0-26804
                             ----------------------
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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

      Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

   The issuer's revenues for the year ending December 31, 1998 were $1,615,124.

   The aggregate market value of the voting stock held by non-affiliates of the Issuer as of February 25, 1999 was $5,685,463, based on the average of the closing bid and ask prices of $1.6875 as reported on the Nasdaq SmallCap Market.

   As of February 25, 1999, 6,341,062 shares of the Company's Common Stock were outstanding and 500,000 shares of the Company's Series A Preferred Stock were outstanding.

--------------------------------------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

   Issuer's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with 1999 Annual Meeting is incorporated herein by reference into Part III of this report.

--------------------------------------------------------------------------------

    Transitional Small Business Disclosure Format (check one) [ ] yes [X] no

                        PLANET POLYMER TECHNOLOGIES, INC.

                                   FORM-10KSB
                          YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS

ITEM
NUMBER                                                                      PAGE
------                                                                      ----
                                     PART I.

1.      Description of Business................................................2

2.      Description of Property...............................................14

3.      Legal Proceedings.....................................................15

4.      Submission of Matters to a Vote of Security Holders...................15

                                    PART II.

5.      Market for Common Equity and Related Stockholders Matters.............16

6.      Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................................17

7.      Financial Statements..................................................20

8.      Changes in and Disagreements With Accountants on
        Accounting and Financial Disclosures..................................20

                                    PART III.

9.      Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act.....................20

10.     Executive Compensation................................................20

11.     Security Ownership of Certain Beneficial Owners and Management........20

12.     Certain Relationships and Related Transactions........................20

                                    PART IV.

13.     Exhibits and Reports on Form 8-K......................................21

        Signatures............................................................23

        Power of Attorney.....................................................23

      This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends that such statements shall be protected by the safe harbors provided for in such sections. Such statements are subject to risks and uncertainties that could cause the Company's actual results to vary materially from those projected in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this section as well as those sections entitled "Risk Factors," and in "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     PART I.

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

   Planet Polymer Technologies, Inc. ("Planet" or the "Company") is a specialty chemical company that designs, develops, manufactures and markets degradable and recycled polymer materials. The Company's proprietary polymer materials are marketed under the trademarks EnviroPlastic(R), Aquadro(TM) and AQUAMIM(TM). EnviroPlastic(R) and Aquadro(TM) can be used to produce films, coatings and injection molded parts that serve as environmentally-compatible alternatives to conventional plastics. AQUAMIM(TM), developed by the Company in 1998, can be used to manufacture complex metal parts using conventional plastics molding equipment.

   The Company's primary focus is on the technologies listed below:

   -  AQUAMIM(TM) Metal Injection Molding - moldable metal filled polymers.

   -  EnviroPlastic(R) CRT (controlled-release technology) - a polymer coating.

   - Aquadro(TM) - a hydrodegradable (water dispersible) polyvinyl alcohol ("PVOH") resin.

   -  Technologies for use in agricultural and food products.

   To date, the Company has not fully commercialized nor received any significant revenues from the sale of any products but has sold pilot production quantities of AQUAMIM(TM), EnviroPlastic(R) and Aquadro(TM) products.

   Since April 1998, the Company began to explore other industrial opportunities. In particular, the Company is focusing on water soluble materials in the Metal Injection Molding ("MIM") marketplace. The Company has developed AQUAMIM(TM), which is designed for the production of precision metal components using a novel water debinding process, which eliminates the need for hazardous solvents or acids. To date, the Company has completed pilot production trials with several companies.

   In November 1998, the Company entered into a Stock Purchase Agreement with a subsidiary of Agway Inc. ("Agway") whereby Agway would purchase 1,000,000 shares of Planet's Common Stock for $1,000,000 and receive a warrant to purchase up to 2,000,000 shares of Common Stock at a price of $1.00 per share. The stock purchase transaction was completed in January 1999 with the Company's shareholders' approval. Contemporaneously with the execution of the agreement, Planet and Agway entered into an agreement relating to the funding by Agway of a feasibility study (the "Feasibility Agreement") of Planet's polymer technology for use in agricultural products (other than fertilizers and certain biological products) and food products and an exclusive worldwide license (the "License Agreement") to all current and future products that utilize Planet's polymer technology for agricultural and food related purposes (other than products already covered by existing agreements). Under the terms of the License Agreement, Agway has the exclusive right to grant licenses and sublicenses on the technology developed under the License Agreement to other parties. In return for the rights granted to Agway, Agway is required to pay royalties to the Company determined in accordance with the terms of the License Agreement. In addition, in February 1999, the Company received a commitment from Agway whereby Agway agreed to exercise its warrant to acquire up to 500,000 shares of the Company's Common Stock as early as July 1, 1999 at the Company's request, in the event that the Company's cash flows are less than currently projected and/or insufficient to fund its operating requirements.

   In addition to the Agway alliance, the Company has sought to develop strategic alliances with other potential customers. Since 1995, the Company has had a relationship with Agrium Inc. ("Agrium") to conduct development work in the use of coatings of fertilizer products using the Company's EnviroPlastic(R) CRT technology. These strategic alliances are intended to define product specifications and promote market acceptance of the Company's products and technologies.

   In addition to Planet's research and development and pilot production facility in San Diego, California, the Company also has a wholly-owned subsidiary, Deltco, in Ashland, Wisconsin. Acquired by Planet in January 1996, Deltco is a manufacturer and reprocessor of thermoplastic scrap resins that can be used in a wide variety of applications, either blended with other polymer materials or alone.

   Planet was incorporated under the laws of California in August 1991. The Company's principal executive offices are located at 9985 Businesspark Avenue, Suite A, San Diego, CA 92131, and its telephone number is (619) 549-5130.

PLANET POLYMER'S PRODUCTS AND TECHNOLOGIES

   Planet is using its polymer chemistry expertise to provide degradable technology-based solutions to the current and emerging needs of the industrial and agricultural markets.

   The Company operates in two segments: (1) research and development of polymer technologies and materials in San Diego, California and (2) manufacturing and reprocessing of thermoplastic scrap resins by Deltco in Ashland, Wisconsin. The Company is currently focusing on application, market development and sales of AQUAMIM(TM), EnviroPlastic(R) CRT and Aquadro(TM). For EnviroPlastic(R) H and EnviroPlastic(R) Z, the Company has not allocated any significant research, development, sales and marketing resources to these technologies.

   AQUAMIM(TM) Metal Injection Molding. AQUAMIM(TM) is based on Planet's Aquadro(TM) technology and extends it into the industrial manufacturing marketplace. Manufacturers are constantly looking to lower their cost of doing business by evaluating alternative innovative fabrication techniques. AQUAMIM(TM) makes it possible to manufacture complex metal parts using conventional plastics molding equipment. Planet has learned through its marketing efforts that products made by MIM using water soluble polymers can potentially reduce the cost of manufacturing certain metal parts.

   AQUAMIM(TM) is designed for the production of precision metal components utilizing a novel water debinding process, which eliminates the need for hazardous solvents or acids. AQUAMIM(TM) feedstock is a granular mixture of metal powders and the Company's proprietary water soluble polymer binder. This feedstock is capable of producing complex shaped components from a variety of steels and other alloys at high volumes for a lower cost than its competing feedstock formulations. Preliminary tests by potential customers have demonstrated that watchcases, microelectronics, aerospace parts, automotive parts, computer components, firearm components, cutlery, battery housings, tensile bars, trigger mechanisms, set screws and various industrial and consumer products can be manufactured by the AQUAMIM(TM) technology. The Company plans to begin its feedstock commercialization with two stainless steel compounds, 316L and 17-4PH, and continues to develop nickel-iron and tungsten metal compounds. In May 1998, the Company retained Dr. Randall German, an authority on MIM, as a scientific advisor to the Company. To date, the Company has not received significant revenue from the sale of products based on its AQUAMIM(TM) technology. The patent for AQUAMIM(TM) is pending.

   EnviroPlastic(R) CRT. The Company's EnviroPlastic(R) CRT (controlled-release technology) polymer product line (see "Strategic Alliances: Agrium Technology Development and License Agreement"), is a proprietary polymer coating derived from monomers such as urethane, acrylics, styrene and natural vegetable oils. This product line is different from the Company's other products; it is not a polymer alloy or blend. The product line is targeted for fertilizer controlled-release coating applications including, in particular, urea granules. By coating urea granules with the Company's materials, it is possible to control the release of the fertilizer over a period of up to 120 days. Initial field test results of EnviroPlastic(R) CRT have shown an average increase of 20% in crop yields. Numerous tests have occurred in the United States, Canada, China and Australia with positive results. The patent for EnviroPlastic(R) CRT is No. 5,803,946.

    Aquadro(TM). Aquadro(TM) is a polyvinyl alcohol based compound developed by Planet to provide cost effective product solutions for the medical disposable, industrial manufacturing and personal hygiene markets. Aquadro(TM) can be manufactured into blown film, extrusion cast film, and injection molded products. Aquadro(TM) resins are highly versatile and can be engineered for elastomeric or rigid applications. Aquadro(TM) can be disposed of through the municipal sewage system by dissolving the material in hot or cold water. The patent for Aquadro(TM) is No. 5,658,977.

   EnviroPlastic(R) H. The Company's EnviroPlastic(R) H line of materials is based on polyethylene oxide polymers and is manufactured into films using a patented proprietary process. EnviroPlastic(R) H materials are engineered to disperse or dissolve on contact with water. The dissolution time of EnviroPlastic(R) H can be engineered to occur over a period ranging from seconds to days depending on the requirements of the ultimate application. These polymer blends are targeted for use in the personal hygiene market. The patent for EnviroPlastic(R) H is No. 5,367,003.

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

   The Company's EnviroPlastic(R) and Aquadro(TM) products are designed to offer water solubility, water dispensability, and other engineering benefits which conventionally produced plastics do not have. Planet has also developed polymer materials that can be fabricated into films, coatings, and plastic parts that degrade when exposed to water, light or soil without reducing product efficacy. This degradation, which can be engineered to occur over a period of a few seconds to hundreds of days, converts the polymer into a combination of environmentally-safe water, carbon dioxide and biomass. In addition, EnviroPlastic(R) and Aquadro(TM) materials can be custom-engineered to replicate the product and manufacturing characteristics of non-degradable plastic materials. To date, the Company has not received any significant revenues from the sale of products based on its EnviroPlastic(R) and Aquadro(TM) technologies.

   Deltco Technology. Deltco reprocesses thermoplastic polypropylene resins that are known as "wide spec" materials. These materials are offered in flake or pellet form and are available in white, natural and mixed colors. The performance characteristics of these post-industrial recycled materials compete with virgin polypropylene for injection molded products. Supplementing the Company's degradable products, Deltco's recycled materials may offer an attractive alternative to customers who are required or desire to incorporate recycled materials into their end products at a cost advantage over virgin materials.

PRODUCT TESTING

   In 1998, the Company conducted injection molding trials using the AQUAMIM(TM) technology with potential customers. Preliminary testings have demonstrated favorable results. Metal parts for various industrial and consumer products can be manufactured by the AQUAMIM(TM) technology with cost saving potential.

   In 1996, the Company commenced testing for its EnviroPlastic(R) CRT technology testing in North America, Australia and China. Field testing continues and results to date indicate an average 20% increase in crop yields.

   Testing focused on the Company's Aquadro(TM) technology commenced in 1996. To date, Aquadro(TM) testing has been designed to assess film properties, melting point, water vapor transmission and oxygen permeability. Degradation testing on Aquadro(TM) formulations has also been conducted and confirmed by independent research laboratories. Product testing on the Aquadro(TM) technology has included injection molding trials, environmental and humidity testing, antibacterial cidal properties and controlled dispersion analysis.

   Acceptance and degradation testing for EnviroPlastic(R) alloys have been conducted by several independent testing organizations and governmental agencies. Comprehensive studies completed by the U.S. Department of the Interior on polyethylene oxide, the base material for the Company's EnviroPlastic(R) H product line, have determined that it is non-toxic (acceptable volume of five parts per million) to marine life such as bacteria, algae and fish. The findings also indicate that in laboratory tests, sewage effluent containing these polymers have an above normal flow rate through the sewer. Tests have also confirmed the compostable or biodegradable capabilities of the Company's EnviroPlastic(R) Z materials as being similar to that of yard waste, cardboard and magazines.

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

MARKETS AND APPLICATIONS

   The Company is focusing on specific market opportunities where the Company believes that its polymer chemistry expertise, AQUAMIM(TM), EnviroPlastic(R), Aquadro(TM) and EnviroPlastic(R) CRT technologies, may address current or emerging market requirements. However, there can be no assurance that the Company's products or that new products, if developed, will be able to capture market share or be profitable.

   The Company is currently targeting the following markets:

   Industrial Manufacturing. The Company believes that potential users of AQUAMIM(TM) include commercial custom MIM parts producers, internal MIM parts producers and new entrants including diversifying plastic injection molders. Some of the current MIM products being produced today include aerospace parts, medical devices, firearm components, business machine and camera parts, jewelry, cutting tools, microelectronics, wear components, surgical tools, computer disk drives, locks, hand tools, sporting goods, thermocouples, connectors, and various industrial components and automotive parts. The Company believes that its AQUAMIM(TM) feedstock can be used to produce similar MIM products at a lower cost because the debinding process uses water as compared to the traditional MIM process which requires hazardous solvents or acids. The Company believes that its AQUAMIM(TM) technology provides a simple, safe and cost effective solution for producing metal injection molded parts.

   Agrotechnology. The Company believes that EnviroPlastic(R) CRT materials provide a potential solution to the problem of soil and water contamination in the fertilizer industry. The use of controlled-release technology decreases the water contamination caused by unacceptably high levels of nitrates being dissolved in the water table and provides a cost effective method of dissemination of the fertilizer product. Additionally, rain does not wash away controlled-release fertilizers using EnviroPlastic(R) CRT materials.

   Personal Hygiene and Medical Disposables. The Company's EnviroPlastic(R) and Aquadro(TM) technologies offer both product enhancements and environmental benefits in both film and injection molded applications in the personal hygiene market. Prototype samples of these products, manufactured with Planet's EnviroPlastic(R) H polymer blends, have demonstrated that they can be disposed of in the toilet and jettisoned into the sewage system. The Company believes that consumers will consider this method of disposal to be more convenient and environmentally sound. Planet believes that its injection molded Aquadro(TM) product, as well as Aquadro(TM) modified to be antibacterial, are well-positioned to capitalize on the increasing concern for safe, efficient and environmentally-compatible disposable medical supplies. Although the Company has not allocated any significant marketing resources to the EnviroPlastic(R) H and EnviroPlastic(R) Z products, these products have received ongoing interest from potential customers.

   In addition to its degradable plastic products, the Company, through Deltco, offers recycled polymer products sold to the following industries: Automotive, Construction, Gardening, Household Products, Medical, Packaging, Catering, Agriculture and Furniture. Deltco has marketed its products as a price performance alternative to virgin polypropylene. Over the last twelve years, Deltco has built a customer base covering a variety of applications. These applications include automotive heater/AC duct work, flower pots, hanging plant baskets, decorative lawn furniture, garment hangers, fencing, continuous roof vents, cafeteria food trays, paint roller trays and other related products.

STRATEGIC ALLIANCES

   To facilitate the development and commercialization of the Company's products, Planet has pursued a strategy of aligning itself with a number of companies in the areas of product development and marketing. To date, however, the Company has not commercialized or sold in commercial quantities products based on its technologies.

 Agway Product Feasibility Agreement, License Agreement and Stock Purchase Agreement. In November 1998, the Company entered into a Stock Purchase Agreement with a subsidiary of Agway Inc. ("Agway") whereby Agway would purchase 1,000,000 shares of Planet's Common Stock for $1,000,000 and receive a warrant to purchase up to 2,000,000 shares of Common Stock at a price of $1.00 per share. The stock purchase transaction was completed in January 1999 with the Company's shareholders' approval. Contemporaneously with the execution of the agreement, Planet and Agway entered into an agreement relating to the funding by Agway of a feasibility study (the "Feasibility Agreement") of Planet's polymer technology for use in agricultural products (other than fertilizers and certain biological products) and food products and an exclusive worldwide license (the "License Agreement") to all current and future products that utilize Planet's polymer technology for agricultural and food related purposes (other than products already covered by existing agreements). Under the terms of the License Agreement, Agway has the exclusive right to grant licenses and sublicenses on the technology developed under the License Agreement to other parties. In return for the rights granted to Agway, Agway is required to pay royalties to the Company determined in accordance with the terms of the License Agreement. In addition, in February 1999, the Company received a commitment from Agway whereby Agway agreed to exercise its warrant to acquire up to 500,000 shares of the Company's Common Stock as early as July 1, 1999 at the Company's request, in the event that the Company's cash flows are less than currently projected and/or insufficient to fund its operating requirements.

   During the term of the License Agreement, the Company may not conduct any development work of the same nature or type as that performed under the agreement for any third party on any subject if the intended use falls within, or could reasonably be expected to fall within, Agway's Field of Business (as defined in the License Agreement). Moreover, the Company may not enter into any arrangements or agreements with any third party for a license under any of the Company's technology used during performance of this agreement if the intended place of use falls within, or could reasonably be expected to fall within, Agway's Field of Business (as defined in the License Agreement) without first offering such arrangement to Agway and at the terms no less favorable to Agway than those offered to a third party. Agway's Field of Business is broadly related to agricultural products and food products, but does not include fertilizers for purposes of the License Agreement. As a result, the Company's ability to develop or license its technology to third parties for agricultural and food applications is significantly restricted by the License Agreement.

   Agrium Technology Development and License Agreement. In January 1995, the Company entered into a ten year technology and license agreement with Cominco Fertilizers Ltd. (now named Agrium Inc.), pursuant to which Agrium desired to have the Company conduct further development work including, but not limited to, the use of coatings to control release of fertilizers and to protect products containing biological inoculants. The Company's EnviroPlastic(R) CRT polymer was developed for Agrium under this agreement. Under the terms of the agreement, Agrium owns all technology developed under the agreement, including, among other things, compositions of matter, new chemical complexes, association compounds, blends, mixtures or compositions of coating materials, or new products, or new processes relating thereto developed by the Company or by Agrium. In addition, Agrium has the exclusive right to grant licenses and sublicenses on the technology developed under the agreement to other parties. In return for the rights granted to Agrium, Agrium is required to pay royalties to the Company determined in accordance with the terms of the agreement.

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

   The Company intends to continue developing other strategic relationships that may help it promote its products or that might extend the range of product solutions provided by the Company's technologies. The Company has entered into non-disclosure agreements providing for the confidential exchange of information and discussion with potential strategic partners and customers. There can be no assurance that any such agreements will result in any development and license agreements or commercial relationships. There can be no assurance that the Company will be able to negotiate acceptable customer relationships in the future, or that its existing joint development and licensing agreements will be successful. There can also be no assurance that the Company and its potential strategic partners will be able to develop any products or that the new products, if developed, and their pricing will be acceptable to customers.

SALES AND MARKETING

   The Company primarily relies on direct sales efforts and strategic marketing alliances to market the Company's products and technologies. Many of these direct sales efforts are based on the initiatives of the Company's senior management. The Company believes that these efforts have provided the Company with significant market exposure and have continued the educational process required to commercialize its technologies. In order to leverage its sales and marketing efforts, Planet has also developed strategic alliances with Agway and Agrium. See "Strategic Alliances."

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

COMPETITION

   The Company considers its competition for its AQUAMIM(TM) product to be from competing technologies rather than from direct competitors. The competing technologies include: solvent debinding technologies based on a wax binder by Advanced Forming Technology, catalytic debinding based on a polyacetal binder by BASF Corporation, air dry debinding based on a water-based binder by AlliedSignal Inc. and thermal debinding based on an acrylic binder by Rohm & Haas Company.

   In the manufacture and marketing of controlled-release urea, the Company competes indirectly with Pursell Inc. and The Scotts Company in the United States and Haifa Chemical Company in Israel. The Company believes that its EnviroPlastic(R) CRT technology is a lower cost alternative that can be targeted towards the broader agricultural market rather than the turf nursery and ornamental market segment being served today.

   The primary source of competition for the Company's EnviroPlastic(R) and Aquadro(TM) products currently comes from suppliers of conventional non-degradable plastic products. The use of non-degradable products and current methods of solid waste disposal are well established and accepted by both consumers and the industry, many of whom may be indifferent to the benefits offered by Planet's technologies. Many of the Company's competitors, who provide these non-degradable products, have significantly greater financial, technical and human resources than the Company. Direct competition with respect to degradable polymer materials is limited. Technologies which the Company believes to be potentially competitive include polyvinyl alcohol, starch-based polymers and polylactic acid. A lessening of political or consumer concern for environmental aspects of waste disposal could significantly harm the Company's competitive position.

   There can be no assurance that any one of these potentially competitive technologies will not obtain a significant market share prior to the commercialization of the Company's products. The development of a competing or superior technology or the commercialization of such technology by any one of the Company's potential competitors could have a material adverse effect on the Company's sales or operating profits.

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

MANUFACTURING AND SUPPLIERS

   The Company manufactures AQUAMIM(TM) feedstock compound at its facility in San Diego, California. The Company believes that it currently has equipment and space enabling it to make commercial quantities of feedstock but anticipates needs for equipment upgrade. The components for AQUAMIM(TM) feedstock are metal powder and polymers available from numerous suppliers. To date, Planet has manufactured only limited quantities for product testing purposes.

   Planet manufactures polymer materials in pellet form from base raw materials purchased from third party vendors. The Company has manufactured only limited production quantities of its products at its facility in San Diego, California, and continues to use contract manufacturers to produce larger quantities of materials when required. The components for Planet's polymer blends, alloys and coating products are available from several suppliers such as Union Carbide Corporation, The Dow Chemical Company, Eastman Chemical Company and Air Products and Chemicals, Inc. as well as other sources. The Company has not executed long-term supply agreements with any of its vendors.

   To date, the Company has obtained adequate quantities of raw materials on acceptable terms to meet its requirements and with volume purchase orders on some items in order to obtain quantity discounts. The Company does not anticipate significant difficulties in obtaining raw materials in sufficient quantities to meet its anticipated needs. Should supply problems arise, however, the Company's inability to develop alternative cost-effective sources could materially impair the Company's ability to manufacture and deliver products. Additionally, an interruption or reduction in the source of supply of any of the component materials, or an unanticipated increase in vendor prices, could materially and adversely affect the Company's operating results and damage customer relationships.

   Deltco purchases the majority of its scrap resins from Minnesota Mining and Manufacturing Company ("3M") and its affiliates. A formal supply agreement has been executed with 3M. The agreement has an indefinite term and may be terminated by either party upon thirty-days prior written notice. There can be no assurance, however, that the supply of raw materials from 3M or other sources will not be interrupted. In addition, although the Company has identified potential alternative sources of raw material for Deltco, there can be no assurance that such alternative sources will be able to provide raw materials meeting the Company's quality control standards, if at all.

RESEARCH AND DEVELOPMENT

   Research and development expenditures during the years ended December 31, 1998 and 1997 were approximately $634,000 and $491,000 respectively, of which approximately $122,000 and $144,000 respectively, were customer funded. Planet believes that its long-term success depends on the continued development and commercialization of cost-effective solutions consisting of engineered environmentally compatible polymer materials. The Company currently has three Ph.D. polymer scientists, one research scientist and one process technician engaged in product development programs, which include polymer synthesis, polymer blending, process development, pilot and full scale manufacturing and testing. The Company aims to design and develop new products internally and, where appropriate, acquire existing technologies for commercialization, although the Company currently has no plans for any such acquisitions. The Company anticipates that some of the 1999 research and development expenditures in the agrotechnology area will be reimbursed by Agway under its Feasibility Agreement. From October 1998 to December 1998, the Company recorded a revenue of approximately $62,000 from Agway.

   Historically, Planet's research and development efforts have been focused primarily on hydrodegradable polymers (EnviroPlastic(R) H and Aquadro(TM)), controlled-release degradable fertilizer coatings (EnviroPlastic(R) CRT), and manufacturing methodologies relating to all of the Company's proprietary technologies. In 1998, the Company commenced and continued several new research and development projects including AQUAMIM(TM). The Company expects to continue these projects in 1999. These research and development projects are in trial phases, however, and there can be no assurance that the Company will be successful in completing the development or commercial implementation of any technologies or products that are the subject of such projects.

INTELLECTUAL PROPERTY AND PROPRIETARY TECHNOLOGIES

   The Company believes that, although the ownership of patents is a significant competitive advantage in its business, its success also depends on the innovative skills, technical competence, and marketing ability of its scientific, engineering, and sales and marketing personnel. The Company intends to continue to design and develop proprietary engineered environmentally compatible polymer blends and alloys, as well as enhancements and improvements on existing products, and will seek patent and trademark protection for such inventions, improvements and enhancements as appropriate.

   In 1998, the Company expanded its existing patent portfolio with the issuance of a patent for the Company's EnviroPlastic(R) CRT technology which was developed for Agrium. All other technologies of the Company are considered trade secrets and patent protection will be pursued as appropriate.

   While the Company believes that a competitor with substantial financial resources and technical expertise could develop polymer materials equivalent to Planet's, the Company believes that its lead times, continued research and development efforts and relationship driven strategic alliances with customers provide it with a competitive advantage. The Company relies on trade secrets, proprietary know-how and process technology, which it seeks to protect, in part, by confidentiality agreements with its employees, consultants and customers. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

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

GOVERNMENT REGULATION

   Certain end products into which the Company's products are incorporated may be subject to significant regulation and approval by federal, state and local entities such as the Food and Drug Administration (the "FDA") and the Environmental Protection Agency (the "EPA"). Similar regulatory agencies exist worldwide. The Company may be required to provide its customers with technical information on its products to be used by the customer in the regulatory process. The Company's customers will have primary responsibility for obtaining any required governmental approvals. The approval process could be costly and lengthy and potential sales of the Company's products could be significantly delayed and/or eliminated as to end products subject to such regulatory approval.

EMPLOYEES

   The Company currently has eight full-time employees and one part-time employee at its corporate headquarters in San Diego, California, three of whom hold doctoral degrees. Five employees are engaged in research and development activities, one is involved in sales and marketing, and three are in administrative, business development, operations and research support positions.

   Deltco currently has twenty-five full-time employees at its facility in Ashland, Wisconsin. Three employees are in administrative, business development and support positions and the remaining twenty-two are in production and material handling positions.

   Competition for employees in the Company's industry is intense. The Company believes that its future success will depend in part on its ability to recruit, retain and motivate qualified management, marketing, technical and administrative employees. The Company has an employment agreement with one key employee. None of the Company's employees are covered by collective bargaining agreements, and management considers relations with employees to be good.

FINANCIAL INFORMATION

   For financial information about the Company's two business segments, see Note 12 "Segment Information" to the Company's Consolidated Financial Statements in the Appendix attached hereto and incorporated by reference.

RISK FACTORS

   Our History of Operating Losses. Our revenues to date have consisted primarily of revenues generated by Deltco and contract research and development revenues. We have incurred losses since inception. For the years ended December 31, 1998 and 1997, we had net losses of approximately $1,629,000 and $975,000, respectively. As of December 31, 1998, we had an accumulated deficit of approximately $9.9 million. Planet's product shipments to date have related primarily to the research and development efforts and customer pilot trials. Planet has generated minimal revenues from product sales. Due to lengthy customer evaluation and acceptance periods, we expect that negative cash flow from operations will continue for the foreseeable future. Other than the Feasibility Agreement with Agway, we have not received significant commitments beyond the research, development and testing stage from any customer regarding purchases of our products or technologies. Full-scale commercial use of any of our products will require additional development and testing. We cannot guarantee the timing of the commercial deployment of our products or that our products and technology will ever receive widespread market acceptance.

   Seasonality and Fluctuations in Quarterly Results. Deltco has experienced seasonal fluctuations in quarterly revenues and operating results and we cannot guarantee that Deltco will be profitable in any particular period. Seasonal fluctuations at Deltco may cause volatility in the price of our Common Stock. Deltco's sales and income have historically been lower in the first and fourth quarters and higher in the second and third quarters of the years reflecting the general pattern associated with much of the manufacturing industry. Furthermore, announcements by us or our competitors of new products and technologies could cause customers to defer or cancel purchases of Deltco's products, which could adversely affect our business, financial condition and results of operations. Additional factors that may cause our revenues, gross margins and results of operations to vary significantly from period to period include:

   -  mix of products sold;

   -  availability of inventory;

   -  costs;

   -  price discounts;

   - market acceptance and the time and availability of new products by us or our customers;

   -  usage of different distribution and sales channels;

   -  customization of products;

   -  general economic and political conditions.

   We cannot guarantee that we will realize positive operating results in the future, and even if so realized, we cannot guarantee the level of operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   Future Capital Needs; Uncertainty of Additional Funding. Our future capital requirements will depend on many factors, including:

   -  the cost of manufacturing scale-up;

   -  the timing of market acceptance of our products;

   - competing technological and market developments and the costs involved in filing;

   -  prosecuting and enforcing patent claims.

   We anticipate that our existing resources will enable us to maintain our current and planned operations through at least the next twelve months. We cannot guarantee that changes in our plans or other events affecting our operating expenses will not result in the expenditure of such resources before such time.

   We intend to seek additional funding through partnership arrangements or the extension of existing arrangements or through public or private equity or debt financing. We cannot guarantee that additional financing will be available on acceptable terms, or at all. Insufficient funds may require us to delay, scale back or eliminate some or all of our activities or to obtain funds through arrangements with third parties that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves.

   Continued Quotation On The Nasdaq SmallCap Market. Our ability to raise capital may be dependent upon the stock being quoted on the Nasdaq SmallCap Market. Our Common Stock is quoted on the Nasdaq SmallCap Market. We cannot guarantee that we will be able to satisfy the criteria for continued quotation on the Nasdaq SmallCap Market. For example, one of the criteria for continued quotation is that we will maintain net tangible assets of $2 million. As of December 31, 1998, our net tangible assets were approximately $1.4 million. Failure to meet the maintenance criteria in the future may result in our Common Stock not being eligible for quotation. In such event, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our Common Stock.

   If our Common Stock is delisted from the Nasdaq SmallCap Market, trading, if any, in our Common Stock would thereafter have to be conducted in the over-the-counter market in the so-called "pink sheets" or, if available, Nasdaq OTC Bulletin Board. As a result, an investor would find it more difficult to dispose of, and to obtain accurate quotations as to the value of, our Common Stock. In addition, our ability to raise additional funding may be impeded should we not maintain the continued listing requirements at the Nasdaq SmallCap Market.

   Penny Stock Regulations. If our Common Stock is delisted from the Nasdaq SmallCap Market and the trading price of our Common Stock is less than $5.00 per share, trading in our Common Stock would also be subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under such rule, broker/dealers who recommend such low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the Commission, any equity security not traded on an exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions), including delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirements could severely limit the market liquidity of our Common Stock and the ability purchasers of our Common Stock to sell such shares in the secondary market. We cannot guarantee that our Common Stock will not be delisted from the Nasdaq SmallCap Market or treated as a penny stock.

   Availability of Raw Materials; Dependence upon Key Supplier. Although certain raw materials used in the our products are available from several sources, should supply problems arise, our inability to develop alternative sources of supply quickly and on a cost-effective basis could materially impair our ability to manufacture and deliver our products. Deltco purchases the majority of its scrap resins from 3M. A formal supply agreement has been executed with 3M. The agreement has an indefinite term and may be terminated by either party upon thirty-days prior written notice. Should demand for our products substantially exceed current expectations, or if supply problems should arise with current vendors, we cannot guarantee that we would be able to obtain sufficient quantities of raw materials from our current sources, or that alternate sources could be found without disrupting the manufacturing process.

   Cyclicality of Recycled Plastic Industry. Deltco's recycled polypropylene generally replaces higher priced virgin polypropylene in its customer's end products to reduce costs. Deltco's business depends substantially upon the availability and price of this virgin polypropylene as well as the price of oil. If the virgin polypropylene supply becomes imbalanced due to excess polypropylene capacity, the price of the virgin material will decrease creating a lessened demand for Deltco's recycled material. Price downturns in the virgin polypropylene market will have a material adverse effect on our business, financial condition and results of operations.

   Uncertainty of Market Acceptance. Our success is dependent on the commercial acceptance of our technologies by the various industries targeted by our products. Although our products have undergone numerous product trials with customers, to date no customer has made a significant commitment to purchase any of our products. There can be no certainty as to the amount of time required to achieve full-scale commercialization, and the commercialization process of any new product could take several years. We cannot guarantee that any customer will adopt our technology or that our products will receive broad market acceptance as an economically acceptable alternative. Broad market acceptance of our products will depend upon our ability to demonstrate to potential customers that our products can compete favorably with alternative solutions. We cannot guarantee that any of our targeted markets will result in a significant commercial opportunity, that unforeseen problems will not develop with respect to our technology or products or that we will be successful in completing the commercial implementation of our technology. A significant risk remains as to the timing of commercial implementation and the prospects of commercial success for our technology and products. In addition, we will need to achieve further product cost reductions to compete successfully in the future. Although we intend to achieve such reductions through a combination of engineering and process improvements and economies of scale, we cannot guarantee that we will achieve our cost objectives.

   Technological Uncertainty. We are developing an innovative approach to address problems and concerns of many industries. We cannot guarantee that unforeseen problems will not develop with respect to our technology or products or that we will be successful in completing the development or the commercial implementation of our technology. In order to be successful, we must be able to provide our products with a price-value relationship that is competitive with alternative solutions. A significant risk remains as to the technological performance, the implementation schedule and the prospects of commercial success of our technology and products.

   Limited Manufacturing Experience and Capability. Our facility in San Diego, California is a pilot production facility with limited manufacturing capability. Deltco's facility is in Ashland, Wisconsin. In the event that production at either facility were interrupted by fire, earthquakes, floods or other acts of God, regulatory actions or other causes, we would be unable to continue to develop and manufacture our products. Such an interruption would materially and adversely affect our business and results of operations. To date we have manufactured and sold only small quantities of our products for commercial use. Our San Diego facility has limited capacity to handle higher commercial volume manufacturing. To increase production capability, we will need to either expand the production capabilities of the San Diego facility and or Deltco facility or seek additional facilities, either of which would require significant expenditures and additional personnel. Although we plan to establish manufacturing relationships with contract manufacturers, no manufacturer has produced significant volumes of our products to date. To be successful, our products must be manufactured in commercial quantities at competitive costs. If we are unable to develop or contract for manufacturing capabilities on acceptable terms, our competitive position and our ability to achieve profitability could be materially impaired.

   Reliance on Strategic Relationships. Our technologies are designed to serve multiple industries. An important part of our strategy is to promote acceptance of our products through technology and product alliances with certain customers. Our dependence on these customers raises certain risks with respect to the future success of our business. We have focused our product development efforts by working in close collaboration with our customers. Certain of our customers are concurrently engaged in similar development and testing programs with other companies involving competing products and technologies. Our success is dependent on the successful completion and commercial deployment of our products and on the future commitment of our customers to our products and technology. We cannot guarantee that our collaboration with our customers will result in products that are accepted by our customers or widely accepted in the marketplace. In addition, our reliance on collaborations with third parties may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves. For example, pursuant to our License Agreement with Agway, Agway has certain rights to our technologies. In addition, the Agway agreement places certain limitations on us with respect to the use of our technologies in certain areas of business. We cannot guarantee that we will not enter into similar collaborations in the future.

   Management of Growth. Future company growth may challenge our management, operational and financial resources. We may experience problems associated with the design, engineering and manufacturing scale-up of our products. Our ability to manage growth effectively will require us to continue to implement and improve our management, operational and financial systems and to expand, train and manage our employees.

   Management of growth is especially challenging for a company with a short operating history and limited financial resources, and the failure to effectively manage growth could have a material adverse effect on our results of operations. In addition, Planet has no experience in the operation of a large-scale production facility and we can not guarantee that we will not encounter unforeseen difficulties in the operation of a production facility that would adversely affect our results of operations in future periods. Failure to upgrade operating and financial control systems or difficulties encountered during such upgrades could adversely affect our business and results of operations. Although we believe that our systems and controls are adequate to address our current needs, we cannot guarantee that such systems and controls will be adequate to address future changes in our business.

   Competition. We consider our competition for our AQUAMIM(TM) product to be from competing technologies rather than from direct competitors. The competing technologies include: solvent debinding technologies based on a wax binder by Advanced Forming Technology, catalytic debinding based on a polyacetal binder by BASF Corporation, air dry debinding based on a water-based binder by AlliedSignal Inc. and thermal debinding based on an acrylic binder by Rohm & Haas Company. In the manufacture and marketing of controlled-release urea, the Company competes indirectly with Pursell Inc. and The Scotts Company in the United States and Haifa Chemical Company in Israel. Many of our competitors have significantly greater financial, technical and human resources than we do.

   The primary source of competition for our EnviroPlastic(R) and Aquadro(TM) products currently comes from suppliers of conventional non-degradable plastic products. The use of non-degradable products is well-established and accepted by both consumers and the industry, many of whom may be indifferent to the benefits offered by our products. Many of our competitors who provide these non-degradable products have significantly greater financial, technical and human resources than we do. Changes in political and consumer emphasis on environmental factors in waste disposal could significantly harm our competitive position relative to these established solutions with respect to certain of our products whose principal advantage is degradability. Such changes may be imminent in light of the current political climate, the unlikelihood of increased environmental regulation and the possibility of a reduction in environmental regulation. In addition, we are subject to competition from other specialty chemical companies offering alternative solutions.

   We cannot guarantee that our competitors will not succeed in developing products or technologies that are more effective than any which have been or are being developed by us or which would render our technology and products obsolete and noncompetitive. Accordingly, our competitors may succeed in obtaining market acceptance for products more rapidly than we do. Furthermore, if we obtain market acceptance of our products, we will also be competing with respect to volume manufacturing efficiency and marketing capabilities, areas in which we have limited or no experience.

   Dependence on Key Personnel. Our success depends to a significant extent upon the continued service of Robert J. Petcavich, our Chairman, Chief Executive Officer and President, and the loss of such key executive could have a material adverse effect on our business or results of operations. We are also dependent on other key personnel, and on our ability to continue to attract, retain and motivate highly skilled personnel. The competition for such employees is intense, and we cannot guarantee that we will be successful in attracting, retaining or motivating key personnel. We maintain "key-person" life insurance policies with respect to such persons to compensate us in the event of their deaths.

   Uncertainty of Protection of Patents and Proprietary Rights. Planet relies on a combination of patent and trade secret protection, non-disclosure agreements and licensing arrangements to establish and protect our proprietary rights. We have filed and intend to file applications as appropriate for patents covering our products. We cannot guarantee that patents will issue from any of the pending applications or, if patents do issue, that claims allowed will be sufficiently broad to protect our technology. In addition, we cannot guarantee that any issued patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to us. Since U.S. patent applications are maintained in secrecy until patents issue, and since publication of inventions in the technical or patent literature tend to lag behind such inventions by several months, we cannot be certain that we were the first creator of inventions covered by our issued patents or pending patent applications or that we were the first to file patent applications for such inventions. Despite our efforts to safeguard and maintain our proprietary rights, we cannot guarantee that we will be successful in doing so or that our competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technologies.

   Shares Eligible for Future Sale. Sales of substantial amounts of our Common Stock in the public market or the prospect of such sales by existing shareholders and warrant holders could materially adversely affect the market price of our Common Stock. As of December 31, 1998, we had outstanding 5,841,062 shares of Common Stock (assuming the conversion of all outstanding shares of Preferred Stock into shares of Common Stock). In addition, on January 11, 1999, we issued 1,000,000 shares of our Common Stock to Agway. Other than those 1,000,000 shares issued to Agway which are unregistered, virtually all of our outstanding shares of Common Stock are either registered and therefore freely tradable or may be transferred pursuant to Rule 144(k) under the Securities Act, unless held by our "affiliates" as that term is defined in Rule 144 under the Securities Act. We have also filed a Registration Statement on Form S-8 under the Securities Act covering 500,000 shares of Common Stock reserved for issuance under our 1995 Stock Plan. Upon issuance, shares registered under such Registration Statement will be, subject to Rule 144 volume limitations applicable to our affiliates, available for sale in the open market.

   Government Regulation. Certain end products into which our products are expected to be incorporated are subject to extensive government regulation in the United States by federal, state and local agencies including the EPA and FDA. Similar regulatory agencies exist worldwide. Our customers who incorporate our products into consumer products will bear primary responsibility for obtaining any required regulatory approvals. The process of obtaining and maintaining FDA and any other required regulatory approvals for products is lengthy, expensive and uncertain, and regulatory authorities may delay or prevent product introductions or require additional tests prior to introduction. We cannot guarantee that changes in existing regulations or the adoption of new regulations will not occur, which could prevent us or our customers from obtaining approval or delay the approval of various products or could adversely affect market demand for our products.

   Product Liability. Product liability claims may be asserted against us in the event that the use of our products or products which incorporate our products are alleged to have caused injury or other adverse effects, and such claims may involve large amounts of alleged damages and significant defense costs. We do not maintain product liability insurance. If we obtain product liability insurance in the future, we cannot guarantee that the liability limits or the scope of our insurance policy would be adequate to protect against such potential claims. Additionally, we may not be able to obtain product liability insurance. Whether or not we obtain such insurance, a successful claim against us could have a material adverse effect on us. In addition, our business reputation could be adversely affected by product liability claims, regardless of their merit or eventual outcome.

   Absence of Dividends. We have not paid any cash dividends on our Common Stock since our inception and do not anticipate paying cash dividends in the foreseeable future.

ITEM 2. DESCRIPTION OF PROPERTY

   The Company's executive offices, as well as research laboratories and a limited production facility, are located in approximately 6,080 square feet of leased office and manufacturing space in San Diego, California. The lease on this space will expire in July 1999 and the monthly rental payment is $4,364 until expiration. The Company is currently negotiating for an extension on its current office space in San Diego. There can be no assurance that the Company will be able to successfully negotiate such extension or that the Company would be able to find comparable space for a comparable price. Deltco currently leases approximately 35,000 square feet of space in Ashland, Wisconsin. The leases on Deltco's space will expire in 2003 and the monthly rental payment is $9,481. The Company may expand its manufacturing capabilities as demand increases for the Company's products. Additional debt or equity financing will be required prior to obtaining significant manufacturing facilities.

ITEM 3. LEGAL PROCEEDINGS

   In November 1998, the Company initiated litigation against Brian To, a former director of the Company, and Tarrenz Management Consultants, Inc., an entity owned by Brian To, in the Superior Court of the State of California for the County of San Diego. The complaint alleges breach of contract, breach of fiduciary duty and other tort claims arising from services the defendants performed for or on behalf of the Company. The Company is seeking recovery of compensation, stock, stock options and expense reimbursements. It is too early to determine the impact, if any, of this proceeding on the Company, its financial condition or the results of the Company's operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   A Special Meeting of Shareholders of Planet Polymer Technologies, Inc. was held on January 6, 1999 in San Diego, California. A description of the proposal at the Special Meeting is more fully described in the Company's proxy statement dated as of December 14, 1998.

        Proposal 1 - To approve the issuances of securities of the Company exceeding twenty percent of the outstanding Common Stock of the Company as described in the Proxy Statement dated as of December 14, 1998.

                      Votes For             Votes Against        Votes Abstained
                      ---------             -------------        ---------------

                      3,071,243                1,319,562                  8,765

                                    PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's Common Stock has been traded on the Nasdaq SmallCap tier of the Nasdaq Stock Market ("Nasdaq") under the symbol "POLY," since the Company's initial public offering on September 21, 1995. The following table sets forth the high and low sales prices of the Company's Common Stock for the period from January 1, 1997 through December 31, 1998 as furnished by Nasdaq. These prices reflect prices between dealers without retail markups, markdowns or commissions, and may not necessarily represent actual transactions:

                                     Trade Prices
                                    --------------
                                    High       Low
                                    ----       ---
Fiscal year ended December 31, 1997
   First Quarter                     4 1/4    2
   Second Quarter                    4 1/8    1 3/4
   Third Quarter                     4 5/8    2
   Fourth Quarter                    3 1/2    1
Fiscal year ended December 31, 1998
   First Quarter                     2 1/4    1 5/16
   Second Quarter                    2 5/8    1 3/16
   Third Quarter                     1 5/8      7/8
   Fourth Quarter                    2 1/8      5/8


   On February 25, 1999, the last reported sale price of the Company's Common Stock on the Nasdaq SmallCap market was $1.625. As of February 25, 1999, there were approximately 129 holders of record of the Company's Common Stock with 6,341,062 shares outstanding. The market price of shares of Common Stock, like that of the common stock of many other emerging growth companies, has been and is likely to continue to be highly volatile.

   Under the terms of the Securities Purchase Agreement between the Company and the investor of the Series A Preferred (the "Investor") dated as of September 19, 1997, the Investor is entitled to receive, quarterly, such number of shares of Common Stock (or, if the Company is unable to distribute shares of Common Stock, cash) equal to (a) one and one-half percent (1.5%) multiplied by the liquidation preference of the Series A Preferred, divided by (b) the average closing price of the Company's Common Stock on the Nasdaq SmallCap Market over a period of 5 consecutive trading days prior to the dividend distribution date. Accordingly, during each of 1998 and 1997, the Company has issued to the Investor dividends of 40,918 shares and 7,337 shares of Common Stock, respectively, valued at approximately $60,000 and $13,665, respectively.

   No cash dividends have been declared or paid on the Company's Common Stock and the Company does not expect to pay any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

   In November 1998, the Company entered into a Stock Purchase Agreement with a subsidiary of Agway, Inc. ("Agway") whereby Agway would purchase 1,000,000 shares of Planet's Common Stock for $1,000,000 and receive a warrant to purchase up to 2,000,000 shares of Common Stock at a price of $1.00 per share. The transaction was completed in January 1999 with the Company's shareholders' approval. The 1,000,000 shares of Common Stock issued to Agway in January 1999 were issued in reliance upon the exemption from securities registration afforded by Rule 506 of Regulation D under the Securities Act of 1933, as amended.

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

   Since the Company was founded in 1991, with exception of resources expended in connection with the purchase and ongoing operation of Deltco, substantially all of the Company's resources have been devoted to the development and commercialization of its technologies and products. This has included the expenditure of funds to develop the Company's corporate infrastructure, support the Company's marketing efforts and establish a pilot production facility, in addition to research and development. In January 1996, Planet acquired Deltco, a manufacturer and reprocessor of plastic resins located in Ashland, Wisconsin. Planet maintains Deltco as a wholly-owned subsidiary. Prior to the acquisition of Deltco, essentially all revenue recognized was from customer-funded research and development activities, which included service and product sales for customer pilot trials. Planet has incurred operating losses since inception and had an accumulated deficit as of December 31, 1998 of approximately $9.9 million. Pending commercial deployment of and related volume orders for the Company's products, the Company expects to incur additional losses.

   In November 1998, the Company entered into a Stock Purchase Agreement with a subsidiary of Agway Inc. ("Agway") whereby Agway would purchase 1,000,000 shares of Planet's Common Stock for $1,000,000 and receive a warrant to purchase up to 2,000,000 shares of Common Stock at a price of $1.00 per share. The stock purchase transaction was completed in January 1999 with the Company's shareholders' approval. Contemporaneously with the execution of the agreement, Planet and Agway entered into an agreement relating to the funding by Agway of a feasibility study (the "Feasibility Agreement") of Planet's polymer technology for use in agricultural products (other than fertilizers and certain biological products) and food products and an exclusive worldwide license (the "License Agreement") to all current and future products that utilize Planet's polymer technology for agricultural and food related purposes (other than products already covered by existing agreements). Under the terms of the License Agreement, Agway has the exclusive right to grant licenses and sublicenses on the technology developed under the License Agreement to other parties. In return for the rights granted to Agway, Agway is required to pay royalties to the Company determined in accordance with the terms of the License Agreement. In addition, in February 1999, the Company received a commitment from Agway whereby Agway agreed to exercise its warrant to acquire up to 500,000 shares of the Company's Common Stock as early as July 1, 1999 at the Company's request, in the event that the Company's cash flows are less than currently projected and/or insufficient to fund its operating requirements.

RESULTS OF OPERATIONS

   The Company operates in two segments: (1) research and development of polymer technologies and materials in San Diego, California and (2) manufacturing and reprocessing of thermoplastic scrap resins by Deltco in Ashland, Wisconsin. The technologies and products developed in California are currently in a research and development stage; and therefore, no revenues and cost of sales were reported under this segment in 1998 and 1997.

   The Company's revenues, which were all related to Deltco, decreased from approximately $3,020,000 for the year ended December 31, 1997 to approximately $1,615,000 for the year ended December 31, 1998. This decrease was primarily attributed to declines in both sales volume and sales price of approximately 19% and 26%, respectively, for Deltco's recycled polypropylene due to price decreases in virgin polypropylene. Since Deltco's recycled polypropylene is generally a lower cost substitute for virgin polypropylene, such price decreases lessened demand for Deltco's recycled material. The price decreases in virgin polypropylene were substantially related to the low cost of oil, a decrease in demand for polypropylene in Asia and the General Motors strike. The Company has noted a slight increase in sales volume in early 1999; however, it expects prices to continue to be low for the foreseeable future.

   Cost of sales, which were all related to Deltco, decreased from approximately $2,259,000 for the year ended December 31, 1997 to approximately $1,734,000 for the year ended December 31, 1998. This decrease was primarily attributable to lower sales volume at Deltco, offset by write-down of certain inventory to market of approximately $102,000.

   General and administrative expenses decreased $146,000 from approximately $962,000 for the year ended December 31, 1997 to approximately $816,000 for the year ended December 31, 1998. Expenses for the San Diego research and development segment decreased approximately $103,000 in 1998, which was primarily due to decreased costs of outside services. Also, in June 1998, Deltco's president resigned to pursue other career opportunities. Due to his departure and decreased costs of outside services, Deltco's general and administrative expenses decreased approximately $43,000 in 1998.

   Marketing expenses decreased $196,000 from approximately $434,000 for the year ended December 31, 1997 to approximately $238,000 for the year ended December 31, 1998. Marketing expenses for the San Diego research and development segment and the Deltco segment decreased approximately $128,000 and $68,000, respectively, in 1998. Both decreases were primarily attributable to reductions in outside services and sales and marketing personnel.

   The Company's net research and development expenses increased from approximately $347,000 for the year ended December 31, 1997 to approximately $512,000 for the year ended December 31, 1998. This increase was primarily due to the addition of research and development personnel and increased costs associated with advancing AQUAMIM(TM) technology, including customer production trials and efficacy and safety testing. Additionally, offsetting research and development revenue decreased from approximately $144,000 from the year ended December 31, 1997 to approximately $122,000 for the year ended December 31, 1998.

   The Company's net loss increased from approximately $975,000 during the year ended December 31, 1997 to approximately $1,629,000 during the year ended December 31, 1998 as a result of the aforementioned contributing factors.

   As of December 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $8.6 million, and for California and Wisconsin state tax purposes of approximately $3.8 million and $0.2 million, respectively. The Company's annual utilization of net operating loss and tax credit carryforwards may be limited if the Company's ownership were to change in the future, as defined by Sections 382 and 383 of the Internal Revenue Code.

   The Company's quarterly results of operations have and continue to fluctuate materially depending on, among other things the mix of products sold, availability of inventory, costs, price discounts, market acceptance and the timing and availability of new products by the Company or its customers, customization of products, and general economic and political conditions.

   Deltco's sales and income are also subject to seasonal fluctuations and have been historically lower in the first and fourth quarters of the years reflecting the general pattern associated with much of the manufacturing industry. Because of these fluctuations in net sales and net income, the results of operations of any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year or any future quarter. See "Risk Factors - Seasonality and Fluctuations in Quarterly Results."

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

   In January 1996, the Company used $1,125,000 in cash and issued 96,775 shares of restricted Common Stock valued at approximately $508,000 to acquire Deltco in a purchase transaction. In connection with the purchase, the Company had one outstanding debt agreement related to a Small Business Administration loan collateralized by a certificate of deposit and inventory at Deltco. As of December 31, 1998, the loan balance was approximately $95,000. In January 1999, the loan was paid in full with cash obtained from the redemption of the certificate of deposit.

   In September 1997, the Company issued 500,000 shares of Series A Convertible Preferred Stock and warrants to purchase Common Stock for an aggregate purchase price of approximately $882,000, net of issuance costs.

   In January 1999, with the Company's shareholders' approval, the Company issued 1,000,000 shares of Common Stock to Agway and received proceeds of $1,000,000 before any issuance costs. In addition, from October 1998 to December 1998, the Company recorded a research and development revenue of approximately $62,000 from Agway under the Feasibility Agreement. The Company anticipates that some of the 1999 research and development expenditures in the agrotechnology area will be reimbursed by Agway under the Feasibility Agreement. In addition, in February 1999, the Company received a commitment from Agway whereby Agway agreed to exercise its warrant to acquire up to 500,000 shares of the Company's Common Stock as early as July 1, 1999 at the Company's request, in the event that the Company's cash flows are less than currently projected and/or insufficient to fund its operating requirements.

   The Company has no material commitments for capital expenditures but anticipates expenditures in 1999 of approximately $40,000 to update its computer hardware and software as discussed below.

   The Company used approximately $1,110,000 for operations for the year ended December 31, 1998. Such funds were used for research and development activities, marketing efforts and administrative support.

   The Company used approximately $74,000 for investing activities for the year ended December 31, 1998. Such funds were used for the preparation and filing of patents and for the purchase of equipment.

   The Company used approximately $183,000 for financing activities for the year ended December 31, 1998. Such funds were used for the repayment of debt and payment for costs related to the Common Stock issuance to Agway.

   The Company believes that its existing sources of liquidity and anticipated revenue, including revenues generated from Deltco, proceeds from the January 1999 issuance of Common Stock to Agway and Agway's commitment to exercise its warrants to acquire up to 500,000 shares of Common Stock as early as July 1, 1999 at the Company's request, in the event that the Company's cash flows are less than currently projected and/or insufficient to fund its operating requirements will satisfy the Company's projected working capital and other cash requirements through at least the next twelve months. There can be no assurance, however, that future revenue decreases or changes in the Company's plans or other events affecting the Company's operating expenses will not result in the expenditure of the Company's resources. The Company expects that it will need to raise substantial additional funds to continue its current and planned operations. The Company intends to seek additional funding from existing and potential customers or through public or private equity or debt financing. There can be no assurance that additional financing will be available on acceptable terms, or at all. The Company's ability to raise additional capital may be dependent upon the stock being quoted on the Nasdaq SmallCap Market. There can be no assurance that the Company will be able to satisfy the criteria for continued quotations on the Nasdaq SmallCap Market.

YEAR 2000

   The Company recognizes the need to ensure that its operations will not be impacted by the year 2000 issue that results from computer applications being written along two digits rather than four to define the application year. As a result of the year 2000 issue, computer applications may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in system failures or miscalculations causing disruption of operations. The Company has reviewed its material computer applications for year 2000 compliance and is working with vendors and suppliers to make its computer applications year 2000 compliant. Thus, the Company has developed a plan to modify its information technology in recognition of the year 2000 issue. The plan calls for updating existing software and hardware to newer versions that incorporate corrections to eliminate the problem. The Company has estimated that the total cost of updating the Company's accounting system in order to be year 2000 compliant will be approximately $30,000 and the cost of improving the Company's computers and network will be approximately $10,000. The Company does not expect the year 2000 issue and the plan to resolve it to have a significant impact on its operations. However, if such plans cannot be completed on a timely basis, the year 2000 issue could have a material adverse impact on the Company's business, financial condition and results of operations. Because of the many uncertainties associated with year 2000 compliance issues, and because the Company's assessment is necessarily based on information from third party vendors and suppliers, there can be no assurance as to whether such assessment is correct or as to the materiality or effect if such assessment is not correct. For example, to the extent that customers would be unable to order products or pay invoices or suppliers would be unable to manufacture or deliver product, the Company's operations would be affected.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

   None.

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

   The information required by this item is incorporated by reference from Issuer's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with its 1999 Annual Meeting of Shareholders (the "Proxy Statement") under the headings "Proposal 2 - Election of Directors," "Compliance with Section 16(a) of the Securities Exchange Act of 1934," and "Additional Information - Management."

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

        3. Exhibits. See Exhibit Index in part (c), below.

   (b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1998.

   (c)  Exhibit Number    Description
        --------------    -----------

            3.1(1)      Restated Articles of Incorporation of the Registrant.

            3.2(1)      Restated Bylaws of the Registrant.

            3.3(6)      Amended and Restated Certificate of Determination of
                        Preferences of Series A Convertible Preferred Stock.

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

            5.1(6)      Opinion of Cooley Godward LLP.

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

            10.8(3) Purchase and Sale Agreement dated as of January 1, 1996, by and among the Registrant, Deltco of Wisconsin, Inc., and Jack G. Martinsen.

            10.9(4) Executive Employment Agreement dated January 1, 1996, between the Registrant and Dr. Robert J. Petcavich.

            10.10(10)   Executive Employment Agreement dated November 18, 1998
                        and effective January 1, 1999, between the Registrant
                        and Dr. Robert J. Petcavich.

            10.11(5)(9) Technology Development and License Agreement, dated
                        January 30, 1995, between the Company and Cominco
                        Fertilizers, Ltd.

            10.12(5) Fourth Amendment to Lease, dated August 1, 1997 between the Company and The Trustees Under the Will and of the Estate of James Campbell.

            10.13(6) Securities Purchase Agreement, dated September 19, 1997, between the Registrant and Special Situations Private
                        Equity Fund, L.P.

            10.14(6)    Warrant to Purchase Common Stock, dated September 24,
                        1997, issued by the Registrant to Special Situations
                        Private Equity Fund, L.P.

            10.15(7)(9) Scrap Purchase Agreement, dated June 28, 1996, between
                        Deltco and 3M.

            10.16(8) Stock Purchase Agreement, dated November 12, 1998 between the Company and Agway Holdings Inc.

            10.17(8)    Warrant to Purchase Common Stock, dated January 11,
                        1999, issued by the Company to Agway Holdings Inc.

            10.18(10)   Registration Rights Agreement, dated January 11, 1999,
                        between the Company and Agway Holdings Inc.

            10.19(10)   Product Feasibility Agreement dated as of November 12,
                        1998 between the Company and Agway Consumer Products,
                        Inc.

            10.20(10)   License Agreement dated as of November 12, 1998 between
                        the Company and Agway Consumer Products, Inc.

            11.1(10)    Statement of Computation of Common and Common Equivalent
                        Shares.

            23.1(10)    Consent of PricewaterhouseCoopers LLP.

            24.1        Power of Attorney. Reference is made to page 23.

            27.1(10)    Financial Data Schedule.


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

(4) Previously filed as an Exhibit to Registrant's Annual Report on Form 10-KSB filed for the fiscal year ended December 31, 1995 and incorporated herein by reference.

(5) Previously filed as an Exhibit to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 and incorporated herein by reference.

(6) Previously filed as an Exhibit to the Registration Statement on Form S-3 (No. 333-39845) filed on November 7, 1997, amended on December 31, 1997 and incorporated herein by reference.

(7) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-KSB filed for the fiscal year ended December 31, 1997 and incorporated herein by reference.

(8) Previously filed with the Definitive Proxy Statement filed on December 14, 1998 and incorporated herein by reference.

(9) Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions will be filed separately with the Securities and Exchange Commission.

(10)  Filed as an Exhibit to this annual report on Form 10-KSB.

                                   SIGNATURES



   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Planet Polymer Technologies, Inc.




Dated  March 8, 1999                 By: /s/ ROBERT J. PETCAVICH
                                             ----------------------------------
                                             Robert J. Petcavich
                                             President, Chief Executive Officer
                                             and Director



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

Signature                    Title                                               Date
---------                    -----                                               ----

/s/ Robert J. Petcavich      President,                                          March 8, 1999
---------------------------  Chief Executive Officer and Director
Robert J. Petcavich          (Principal Executive Officer)
                             (Principal Financial and Accounting Officer)


/s/ Michael M. Coleman        Director                                           March 8, 1999
---------------------------
Michael M. Coleman


/s/ Thomas M. Connelly        Director                                           March 8, 1999
---------------------------
Thomas M. Connelly


/s/ H. M. Busby               Director                                           March 8, 1999
---------------------------
H.M. Busby


/s/ Thomas A. Landshof        Director                                           March 8, 1999
---------------------------
Thomas A. Landshof


                                    APPENDIX

                              FINANCIAL STATEMENTS



                    INDEX TO FINANCIAL STATEMENTS -- ITEM 7 OF FORM 10-KSB

   Report of Independent Accountants..........................................................F-2

   Consolidated Financial Statements and Notes:

   Balance Sheet as of December 31, 1998......................................................F-3

   Statements of Operations for the Years Ended December 31, 1998 and 1997....................F-4

   Statements of Shareholders' Equity for the Years Ended December 31, 1998 and 1997..........F-5

   Statements of Cash Flows for the Years Ended December 31, 1998 and 1997....................F-6

   Notes to Consolidated Financial Statements.................................................F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS







To the Board of Directors and Shareholders of Planet Polymer Technologies, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Planet Polymer Technologies, Inc. and its subsidiary at December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

San Diego, California
March 2, 1999

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 ---------------


                                                                                       DECEMBER 31,
                                                                                           1998
                                                                                       -------------
ASSETS
Current assets:
     Cash and cash equivalents                                                         $    149,117
     Restricted cash                                                                        114,880
     Accounts receivable, net of allowance for doubtful accounts of $10,000                 292,914
     Inventories, net                                                                       300,236
     Prepaid expenses                                                                        49,919
     Income tax receivable                                                                   30,168
                                                                                       ------------
           Total current assets                                                             937,234

Property and equipment, net of accumulated depreciation of $895,014                         729,597
Goodwill, net of accumulated amortization of $96,003                                        544,019
Patents and trademarks, net of accumulated amortization of $115,370                         319,452
Other assets                                                                                 86,260
Deferred income taxes, net                                                                   32,424
                                                                                       ------------
           Total assets                                                                $  2,648,986
                                                                                       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                  $    189,894
     Accrued payroll and vacation                                                            40,061
     Other accrued expenses                                                                  48,479
     Current portion of capital lease obligations                                            11,904
     Loan Payable                                                                            94,947
                                                                                       ------------
           Total current liabilities                                                        385,285

Capital lease obligations, less current portion                                              31,128
Other liabilities                                                                           265,842
                                                                                       ------------
           Total liabilities                                                                682,255
                                                                                       ------------

Commitments (Notes 7, 13)                                                                        --

Shareholders' equity:
     Preferred Stock, no par value
        4,250,000 shares authorized
        No shares issued or outstanding                                                          --
     Series A Convertible Preferred Stock, no par value
        750,000 shares authorized
        500,000 shares issued and outstanding
        Liquidation preference $1,000,000                                                   804,435
     Common Stock, no par value
        20,000,000 shares authorized
        5,341,062 shares issued and outstanding                                          11,009,208
     Accumulated deficit                                                                 (9,846,912)
                                                                                       ------------
           Total shareholders' equity                                                     1,966,731
                                                                                       ------------
           Total liabilities and shareholders' equity                                  $  2,648,986
                                                                                       ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 ---------------


                                                                YEARS ENDED DECEMBER 31,
                                                          -----------------------------------
                                                             1998                    1997
                                                          -----------             -----------
 Sales                                                    $ 1,615,124             $ 3,020,081
 Cost of sales                                              1,734,230               2,258,760
                                                          -----------             -----------
         Gross profit                                        (119,106)                761,321
                                                          -----------             -----------
 Operating expenses:
      General and administrative                              816,296                 962,361
      Marketing                                               237,599                 433,658
      Research and development, net                           511,804                 346,823
                                                          -----------             -----------
         Total operating expenses                           1,565,699               1,742,842
                                                          -----------             -----------
         Loss from operations                              (1,684,805)               (981,521)
 Other income, net                                             33,224                  36,803
                                                          -----------             -----------
         Loss before income taxes                          (1,651,581)               (944,718)
 Income tax benefit (expense)                                  23,038                 (30,286)
                                                          -----------             -----------
         Net loss                                         $(1,628,543)            $  (975,004)
                                                          ===========             ===========
         Loss per share (basic and diluted)               $     (0.31)            $     (0.18)
                                                          ===========             ===========
         Shares used in per share computations              5,317,297               5,271,635
                                                          ===========             ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                    SERIES A PREFERRED STOCK       COMMON STOCK
                                                    ------------------------   -------------------    ACCUMULATED
                                                        SHARES    AMOUNT       SHARES         AMOUNT     DEFICIT        TOTAL
                                                       -------   --------   ---------   -----------   -----------    -----------

 Balance at December 31, 1996                               --   $     --   5,271,269   $10,774,079   $(7,169,700)   $ 3,604,379
 Issuance of Common Stock as incentive
    compensation                                            --         --      21,538        24,129            --         24,129
 Issuance of warrants                                       --         --          --        77,500            --         77,500
 Fair market value of stock options granted to
    non-employees                                           --         --          --        51,594            --         51,594
 Issuance of Series A Convertible Preferred
    Stock, net                                         500,000    804,435          --            --            --        804,435
 Issuance of Common Stock as a dividend on
    Convertible Preferred Stock on December 15, 1997        --         --       7,337        13,665       (13,665)            --
 Net loss for year                                          --         --          --            --      (975,004)      (975,004)
                                                       -------   --------   ---------   -----------   -----------    -----------
Balance at December 31, 1997                           500,000   $804,435   5,300,144   $10,940,967   $(8,158,369)   $ 3,587,033
Issuance of Common Stock as a dividend on
   Convertible Preferred Stock on March 15, 1998            --         --      10,169        15,000       (15,000)            --
Issuance of Common Stock as a dividend on
   Convertible Preferred Stock on June 15, 1998             --         --       8,695        15,000       (15,000)            --
Issuance of Common Stock as a dividend on
   Convertible Preferred Stock on September 15, 1998        --         --      13,483        15,000       (15,000)            --
Fair market value of stock options granted to
   non-employees                                            --         --          --         8,241            --          8,241
Issuance of Common Stock as a dividend on
   Convertible Preferred Stock on December 15, 1998         --         --       8,571        15,000       (15,000)            --
Net loss for year                                           --         --          --            --    (1,628,543)    (1,628,543)
                                                       -------   --------   ---------   -----------   -----------    -----------
Balance at December 31, 1998                           500,000   $804,435   5,341,062   $11,009,208   $(9,846,912)   $ 1,966,731
                                                       =======   ========   =========   ===========   ===========    ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ---------------


                                                                                   YEARS ENDED DECEMBER 31,
                                                                               -----------------------------------
                                                                                   1998                   1997
                                                                               -----------             -----------

Cash flows from operating activities:
     Net loss                                                                  $(1,628,543)            $  (975,004)
     Adjustments to reconcile net loss to net cash used
        by operating activities:
        Depreciation and amortization                                              214,565                 203,789
        Non-cash compensation expense                                                8,241                  75,723
        Loss on disposal of assets                                                      --                  23,106
        Deferred income taxes                                                      (23,838)                 (6,714)
     Changes in assets and liabilities:
        Accounts receivable                                                         93,143                 285,709
        Inventories, net                                                           142,197                 (72,858)
        Prepaid expenses and other                                                  38,629                 (24,410)
        Income tax receivable                                                      (30,168)                     --
        Accounts payable and accrued expenses                                       75,373                (152,778)
        Other liabilities                                                               --                 (41,928)
                                                                               -----------             -----------
           Net cash used by operating activities                                (1,110,401)               (685,365)
                                                                               -----------             -----------
Cash flows from investing activities:
     Purchases of property and equipment                                           (45,219)                (39,478)
     Proceeds from the sale of property and equipment                                   --                   4,335
     Cost of patents and other                                                     (28,425)                (19,886)
                                                                               -----------             -----------
           Net cash used by investing activities                                   (73,644)                (55,029)
                                                                               -----------             -----------
Cash flows from financing activities:
     Proceeds from issuance of Series A Preferred Stock                                 --                 925,000
     Proceeds from issuance of warrants                                                 --                  77,500
     Payment of equity issuance costs                                              (80,988)               (120,565)
     Principal payments on borrowings and capital lease obligations                (95,652)               (157,251)
     Restricted cash in connection with borrowings                                  (6,603)               (108,277)
                                                                               -----------             -----------
           Net cash (used) provided by financing activities                       (183,243)                616,407
                                                                               -----------             -----------
           Net decrease in cash and cash equivalents                            (1,367,288)               (123,987)
Cash and cash equivalents at beginning of year                                   1,516,405               1,640,392
                                                                               -----------             -----------
Cash and cash equivalents at end of year                                       $   149,117             $ 1,516,405
                                                                               ===========             ===========

Supplemental disclosure of non-cash activity:

  Cash paid during the year for:
     Interest paid                                                             $    18,768             $    29,822
     Income taxes paid                                                              30,968                  74,825

  Non-cash activities:
     Equipment purchased under capital lease obligations                       $    18,035             $    34,950
     Fair market value of stock options granted to non-employees                     8,241                  51,594
     Issuance of Common Stock as incentive compensation                                 --                  24,129
     Issuance of Common Stock dividends on Preferred Stock                          60,000                  13,665


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. THE COMPANY

   Planet Polymer Technologies, Inc. (the "Company") was incorporated in August, 1991 in the State of California for the purpose of engaging in the design, development, manufacture and marketing of degradable and recycled polymer materials. The Company's proprietary polymer materials are marketed under the trademarks EnviroPlastic(R), Aquadro(TM) and AQUAMIM(TM). EnviroPlastic(R) and Aquadro(TM) can be used to produce films, coatings and injection molded parts that serve as environmentally-compatible alternatives to conventional plastics. AQUAMIM(TM), developed by the Company in 1998, can be used to manufacture complex metal parts using conventional plastics molding equipment.

   The Company emerged from the development stage as a result of its acquisition of Deltco of Wisconsin, Inc., a Wisconsin corporation ("Deltco"), effective January 1, 1996. Prior to this acquisition, substantially all of the Company's resources had been devoted to the development and commercialization of its polymer technologies and products. Deltco was incorporated in 1984 in the State of Wisconsin. Deltco is a manufacturer and reprocessor of thermoplastic scrap resins located in Ashland, Wisconsin. The Company has continued to use Deltco's plant, equipment and other physical property in the manner in which it was used prior to the acquisition.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

   The accompanying consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, Deltco. All intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

Research and Development

   Company-sponsored research and development costs related to future products and re-design of present products are expensed as incurred. Research and development revenues from customers for research and development projects partially offset those incurred costs. Those revenues are recognized when services have been rendered or products have been shipped. The components of research and development, net are as follows:

                                                      1998               1997
                                                   ---------          ---------
Research and development expenses                  $ 633,520          $ 491,077
Research and development revenues                   (121,716)          (144,254)
                                                   ---------          ---------
  Research and development, net                    $ 511,804          $ 346,823
                                                   =========          =========

Cash and Cash Equivalents

   Cash and cash equivalents include time deposits and U.S. Treasury bills with original maturities of three months or less. Restricted cash relates to a certain certificate of deposit which serves as collateral on a loan balance (Note 8).

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

   The carrying amounts shown for the Company's financial instruments approximate their fair values at December 31, 1998.

Inventories

   Inventories, which consist primarily of raw materials and finished goods, are stated at the lower of cost or market. Cost is determined using the average cost method.

Property and Equipment

   Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives ranging from three to ten years. When assets are sold or retired, the cost and associated accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

Goodwill

   Goodwill, representing the excess of the purchase price of Deltco over the fair value of the net assets acquired, is being amortized on a straight-line basis over the estimated benefit period of twenty years.

Patents

   Costs incurred to obtain patents, principally legal fees, are capitalized. The Company amortizes these costs on a straight-line basis over the estimated benefit period, not to exceed eighteen years.

Long-Lived Assets

    The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. No such impairment losses have been identified by the Company during 1998 or 1997.

Income Taxes

   The Company accounts for income taxes using the liability method. Under this method, deferred income taxes are recognized for the tax consequences in future years for differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end ("temporary differences") based on enacted tax laws and statutory rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Stock-Based Compensation

   The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net loss as if the fair value method had been applied in measuring compensation expense. Compensation charges for non-employee stock-based compensation is measured using fair value-based methods.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Per Share Information

   The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Shares ("SFAS 128") in 1997. SFAS 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed giving effect to all dilutive potential common shares that are outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon conversion of convertible preferred stock (using the "if converted" method) and exercise of stock options and warrants for all periods.

   The Company reported a net loss during each of 1998 and 1997. As a result, the common stock equivalents (inclusive of shares issuable upon the conversion of the Series A Preferred Stock and upon exercise of outstanding stock options and warrants) at December 31, 1998 and 1997 of 1,733,386 and 1,569,886,
respectively, were determined to be antidilutive. Therefore, there was no difference between the weighted average number of shares used to calculate basic EPS and the number used to calculate diluted EPS for 1998 and 1997.

New Accounting Pronouncement

   In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information. For products and services, the Company has determined that it has two reportable segments. Related segment information is summarized in Note 12. The Company does not have any non-U.S. revenues; accordingly, no separate disclosure of geographic information is provided. Major customer information is provided in Note 4.

3. LIQUIDITY AND CAPITAL RESOURCES

   The Company has incurred losses since inception. For the years ended December 31, 1998 and 1997, the Company had net losses of approximately $1,629,000 and $975,000, respectively. As of December 31, 1998, the Company had an accumulated deficit of approximately $9,847,000. The Company believes that its existing sources of liquidity and anticipated revenue, including revenues generated from Deltco, proceeds from the January 1999 issuance of Common Stock to a subsidiary of Agway Inc. ("Agway") and Agway's commitment to exercise its warrants to acquire up to 500,000 shares of Common Stock as early as July 1, 1999 at the Company's request, in the event that the Company's cash flows are less than currently projected and/or insufficient to fund its operating requirements (Note
14) will satisfy the Company's projected working capital and other cash requirements through at least the next twelve months. Thereafter, the Company's future capital requirements will be dependent upon many factors, including, but not limited to, costs associated with the continued research and development of the Company's proprietary polymer materials, costs associated with the filing and enforcement of the Company's patents, costs associated with manufacturing scale-up, and the timing of market acceptance of the Company's products. The Company will likely need to secure additional financing through partnership arrangements or through the issuance of additional equity and/or debt securities or through other means. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. Further, there can be no assurance that the Company will be able to generate positive cash flows or profitability in the future.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. CONCENTRATIONS OF CREDIT RISK

   Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company invests its excess cash in interest bearing deposits with major banks, United States government securities and money market funds. The Company limits the amount of credit exposure to any one entity. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other information. Credit losses were not significant to the Company during 1998 or 1997.

   The Company purchased approximately 87% of its thermoplastic scrap resins from one supplier and its affiliates in both 1998 and 1997. The Company has executed a formal agreement with the supplier. The Company has had a long-term relationship with this supplier and has obtained adequate quantities of raw materials on acceptable terms to meet its requirements. However, there can be no assurance that the quality and quantity of raw materials from this supplier will be adequate to meet future operating needs. Management believes that other suppliers could provide similar scrap resins on comparable terms. A change in suppliers, however, could cause delays in production and possible loss of sales, which could adversely affect operating results.

   During 1998 and 1997, approximately 37% and 33% of the Company's revenues were derived from three customers, respectively. At December 31, 1998, approximately 16% of the Company's accounts receivable balance was due from these three customers.

5. INVENTORIES

   Inventories at December 31, 1998 consist of the following:


Raw materials        $ 134,035
Finished goods         271,455
Supplies                17,951
                     ---------
                       423,441
Less: Allowance       (123,205)
                     ---------
                     $ 300,236
                     =========

6. PROPERTY AND EQUIPMENT

   Property and equipment is comprised of the following at December 31, 1998:

Machinery and equipment        $ 1,471,047
Building and improvements           88,441
Furniture and fixtures              24,359
Vehicles and trailers               40,764
                               -----------
                                 1,624,611
Less: Accumulated                 (895,014)
                               -----------
                               $   729,597
                               ===========

   Depreciation expense charged to operations in 1998 and 1997 was $151,968 and $151,473, respectively.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. COMMITMENTS

   The Company leases certain office facilities under non-cancelable operating leases which expire on various dates through January 1, 2003. The Company also leases certain equipment under capital leases that mature on various dates through October 1, 2002 and have interest rates ranging from 4.6% to 15.8%. As of December 31, 1998 and 1997, $52,985 and $34,950, respectively, of such leased equipment is included in property and equipment ($44,060 and $27,378 net of accumulated depreciation, respectively).

   Future minimum payments under non-cancelable leases are as follows:

                                         Capital       Operating
                                          Leases         Leases
                                          ------         ------
                    1999                 $ 16,566       $151,725
                    2000                   16,567        118,431
                    2001                   12,267        117,317
                    2002                    8,149        113,772
                                         --------       --------
Total minimum lease payments               53,549       $501,245
                                                        ========
Less: Interest portion                    (10,517)
                                         --------
Present value of net minimum
      lease payments                       43,032
Less: Current portion of capital
      lease obligations                   (11,904)
                                         --------
Long-term capital lease obligations      $ 31,128
                                         ========


   Rent expense charged to operations in 1998 and 1997 was $175,990 and $188,690, respectively.

   In November 1998, the Company entered into a five-year employment agreement, effective January 1, 1999, with the Company's Chief Executive Officer. The employment agreement stipulates an annual salary of $210,000 and provides that, if the officer were to be terminated for any reason other than for cause during the term of employment (as defined), the Company would engage the officer to perform services to the Company pursuant to a separate consulting agreement.

8. LOAN PAYABLE

   As of December 31, 1998, the Company had a loan balance of $94,947 with First Star of Manitowac. The loan, bearing interest at 8.75%, was collaterized by a $114,880 certificate of deposit, bearing interest at the rate of 5.92%, and substantially all of Deltco's inventory. In January 1999, the loan was paid off in full with cash obtained from the redemption of the certificate of deposit.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. INCOME TAXES

    The components of income tax benefit (expense) are as follows:


                                              1998                       1997
                                              ----                       ----
Federal
    Current                                 $   --                     $   --
    Deferred                                    --                         --
State
    Current                                     (800)                   (37,000)
    Deferred                                  23,838                      6,714
                                            --------                   --------
    Total                                   $ 23,038                   $(30,286)
                                            ========                   ========

    The differences between income tax benefit (expense) provided at the Company's effective rate and the federal statutory rate (34%) are as follows:

                                                    1998              1997
                                                 ---------         ---------
Federal benefit at statutory rate                $ 561,810         $ 331,501
State taxes, net of federal benefit                 15,206           (19,989)
Nondeductible expenses                             (13,966)          (15,388)
Valuation allowance                               (540,012)         (326,410)
                                                 ---------         ---------
    Total                                        $  23,038         $ (30,286)
                                                 =========         =========

    Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 1998 are as follows:

                                                              1998
                                                          -----------
Net operating loss carryforwards                          $ 3,285,643
Tax credit carryforwards                                       75,031
Reserves, accrued expenses and other                          369,599
Property and equipment and intangible assets                 (157,830)
                                                          -----------
                                                            3,572,443
Less: Valuation allowance                                  (3,540,019)
                                                          -----------
    Net deferred tax asset                                $    32,424
                                                          ===========

    The Company has determined that a full valuation allowance for Federal and California tax purposes is necessary due to the Company's lack of historical earnings. The net deferred tax asset balance reflected above relates to deferred taxes associated with the state of Wisconsin where Deltco has historically generated income despite its loss in 1998 (Note 12). The Company believes that it is "more likely than not" that Deltco will in the future generate positive taxable income and that it will be able to realize the benefit of such deferred tax assets.

    At December 31, 1998, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $8,634,000 and for California and Wisconsin state tax purposes of approximately $3,767,000 and $214,000, respectively. The Company's California loss carryforwards began to expire in 1997 and Federal loss carryforwards begin to expire in 2006. Loss carryforwards related to Wisconsin expire in 2014. The Company also has available tax credit carryforwards for Federal, California and Wisconsin tax purposes of approximately $39,000, $30,000 and $6,000, respectively. Some of these tax credit carryforwards will begin to expire in 2007.

    The Company's annual utilization of net operating loss and tax credit carryforwards may be limited if the Company's ownership were to change in the future, as defined by Sections 382 and 383 of the Internal Revenue Code.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. SHAREHOLDERS' EQUITY

Preferred Stock

    On September 19, 1997, the Company issued to one investor (the "Investor") 500,000 shares of its Series A Convertible Preferred Stock ("Series A Preferred") at $1.85 per share. The holder of the Series A Preferred is entitled to receive quarterly dividends at an annual rate of 6% payable in shares of the Company's Common Stock. Each share of Series A Preferred is convertible at the option of the holder into shares of Common Stock of the Company. As of December 31, 1998, the conversion rate of the Series A Preferred into shares of the Company's Common Stock was one-to-one. Due to certain anti-dilution adjustments as a result of the private equity transaction consummated on January 11, 1999 (Note 14), the conversion rate of the Series A Preferred into shares of Common Stock was adjusted to approximately 1 to 1.17647. The Series A Preferred will automatically convert if the average market price of the Company's Common Stock for a certain number of consecutive days is $6.00 or above. At the option of the Company, the Series A Preferred can be redeemed at any time if the average market price of the Company's Common Stock for a certain number of consecutive days is $5.00 or above. The holder of the Series A Preferred is entitled to one vote for each share of Common Stock issuable upon conversion. Upon liquidation or dissolution of the Company, the Series A Preferred has a liquidation preference of $2.00 per share. All per share rights and benefits are subject to adjustment upon the occurrence of certain events.

Warrants

   On September 24, 1997, the Company issued to the Investor of the Series A Preferred, for $75,000, a warrant to purchase up to 375,000 shares of the Company's Common Stock at an exercise price of $2.75 per share. In addition, as partial consideration for services rendered in connection with the issuance of the Series A Preferred and the Warrant to the Investor, the Company issued to the finder, for $2,500, a five-year warrant to purchase up to 50,000 shares of the Company's Common Stock at an exercise price of $4.16 per share. No warrants were issued during 1998.

   At December 31, 1998, the following exercisable warrants to purchase the Company's Common Stock were outstanding:

                          Underlying
                           Shares    Exercise Price      Expiration Date
                           ------    --------------      ---------------
  Advisor warrants         47,153    $3.00 - $3.875        2000 - 2003
  Underwriter warrants    115,000         $7.20               2000
  Investor warrants       375,000         $2.75               2002
  Other warrants           50,000         $4.16               2002
                          -------
                          587,153
                          =======

    All per share rights and benefits are subject to adjustment upon the occurrence of certain events. As a result of the private equity transaction consummated on January 11, 1999, the Company would be required to issue additional shares of Common Stock upon the exercise of certain of its outstanding warrants (Note 14).

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. SHAREHOLDERS' EQUITY (CONTINUED)

Options

   The Company has a 1995 Stock Option Plan (the "Plan") under which incentive stock options (within the meaning of Section 422A of the Internal Revenue Code) and non-statutory stock options to acquire an aggregate of 500,000 shares of Common Stock may be granted to employees, non-employee directors and consultants to the Company. Incentive stock options may be granted only to employees of the Company whereas non-statutory options may be granted to employees, directors and consultants. The terms of stock options granted under the Plan are determined by the Board of Directors. Stock options may be granted for periods of up to ten years at a price per share not less than the fair market value of the Company's Common Stock at the date of grant for incentive stock options and not less than 85% of the fair market value of the Company's Common Stock at the date of grant for non-statutory stock options. In the case of stock options granted under the Plan to employees, directors or consultants who, at the time of grant of such options, own stock possessing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair market value of the Company's Common Stock at the date of grant. Additionally, the term of stock option grants under the Plan is limited to five years if the grantee owns in excess of 10% of the voting power of all classes of stock of the Company at the time of grant. The vesting provisions of individual options may vary but in each case will provide for vesting of at least 20% per year of the total number of shares subject to the option.

   The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net loss as if the fair value method had been applied in measuring compensation expense. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value method at the grant dates for awards under this plan, the Company's net loss and loss per share for 1998 and 1997 would have been increased to the pro forma amounts indicated below:

                                1998                              1997
                   -------------------------------   --------------------------------
                     Net Loss       Loss per Share      Net Loss       Loss per Share
                   -----------      --------------   ------------      --------------
As reported        $(1,628,543)        $  (0.31)     $  (975,004)        $  (0.18)
Pro forma          $(1,720,645)        $  (0.32)     $  (995,259)        $  (0.19)



   The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1998 and 1997: an expected life of 3.7 and 2.1 years, expected volatility of 82.49% and 65.48%, no dividend yield and a risk-free interest rate of 4.96% and 5.75%, respectively, represented by the interest rate on U.S. Treasury securities with a term of maturity equal to the option's expected time to exercise on the dates of grant. The weighted average fair value of options granted during 1998 and 1997 was approximately $0.96 and $1.07 per option, respectively.

   On February 13, 1998, the Company's Board of Directors granted incentive stock options to purchase 5,000 shares of Common Stock at an exercise price of $1.875 per share to an employee under the Plan. These options were fully vested as of the date of grant and expire on February 12, 2008. As of December 31, 1998, none of these options have been exercised.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. SHAREHOLDERS' EQUITY (CONTINUED)

   On April 29, 1998, the Company's Board of Directors granted non-statutory stock options to purchase 10,000 shares of Common Stock at an exercise price of $1.75 per share to a scientific advisor of the Company under the Plan. These options vest ratably over one year and expire on April 28, 2008. In connection with this transaction, the Company recorded a charge to income of $8,241 based upon application of the Black-Scholes option pricing model. As of December 31, 1998, none of these options have been exercised.

   On May 21, 1998, the Company's Board of Directors granted non-statutory stock options to purchase 36,000 shares of Common Stock at an exercise price of $2.00 per share to non-employee directors under the Plan. These options were fully vested at the date of grant and expire on May 20, 2008. As of December 31, 1998, none of these options have been exercised.

   On July 1, 1998, the Company's Board of Directors granted incentive stock options to purchase 12,500 shares of Common Stock at an exercise price of $1.625 per share to an employee under the Plan. These options became fully vested on December 31, 1998 and expire on June 30, 2008. As of December 31, 1998, none of these options have been exercised.

   On November 18, 1998, the Company's Board of Directors granted incentive stock options to purchase 125,000 shares of Common Stock at an exercise price of $1.65 per share to the Company's Chief Executive Officer who is also a significant shareholder of the Company under the Plan. These options were granted in connection with a certain employment agreement between the officer and the Company (Note 7). Of such options, 25,000 were immediately vested at the grant date whereas the remaining options vest ratably over a three-year period. All of such options expire on November 17, 2003. As of December 31, 1998, none of these options have been exercised.

   On April 11, 1997, the Company's Board of Directors granted incentive stock options to purchase 10,000 shares of Common Stock at an exercise price of $2.50 per share to employees under the Plan. These options were fully vested as of the date of the grant and expire on April 10, 2007. As of December 31, 1998, none of these options have been exercised.

   On May 22, 1997, the Company's Board of Directors granted non-statutory stock options to purchase 10,000 shares of Common Stock at an exercise price of $3.00 per share to an outside consultant of the Company under the Plan. These options vest monthly over one-year and expire on May 22, 2007. In connection with this transaction, the Company recorded a charge to income of $8,367 based upon application of the Black-Scholes option pricing model. As of December 31, 1998, none of these options have been exercised.

   On September 26, 1997, the Company's Board of Directors granted non-statutory stock options to purchase an aggregate of 9,600 shares of Common Stock at an exercise of $4.125 per share to non-employee directors under the Plan. These options vest monthly over eight months and expire on September 25, 2007. As of December 31, 1998, none of these options have been exercised.

   On October 30, 1997, the Company's Board of Directors cancelled previously issued, fully vested, non-statutory stock options to purchase an aggregate of 242,000 shares of Common Stock at an exercise price of $8.938 per share under the Plan. Upon cancellation, the Company's Board of Directors reissued non-statutory stock options to purchase an aggregate of 101,239 shares of Common Stock under the Plan to the original recipients of the stock options. The terms of reissued stock options include annual vesting over two years, an exercise price of $3.025 per share, and expire on October 29, 2002. In connection with this transaction, the Company recorded a charge to income of $43,227 based upon application of the Black-Scholes option pricing model. As of December 31, 1998, none of these options have been exercised.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. SHAREHOLDERS' EQUITY (CONTINUED)

   A summary of stock option activity during 1998 and 1997 follows:

                                             1995 Stock Option Plan                    Other Options
                                           ----------------------------            ------------------------
                                                             Weighted                             Weighted
                                           Underlying      Avg. Exercise         Underlying     Avg. Exercise
                                             Shares            Price               Shares           Price
                                           ----------      -------------         ----------     -------------
Outstanding at December 31, 1996             427,620             $7.442            226,274            $4.591
    Granted / reissued                       130,839              3.064                 --                --
    Exercised                                     --                 --                 --                --
    Forfeited / expired                      (60,000)             3.875                 --                --
    Cancelled                               (242,000)             8.938                 --                --
                                            --------             ------            -------            ------
Outstanding at December 31, 1997             256,459             $4.631            226,274            $4.591
    Granted                                  188,500              1.726                 --                --
    Exercised                                     --                 --                 --                --
    Forfeited / expired                      (25,000)             3.875                 --                --
                                            --------             ------            -------            ------
Outstanding at December 31, 1998             419,959             $3.373            226,274            $4.591
                                            ========             ======            =======            ======

   The following table summarizes information about stock options outstanding and exercisable at December 31, 1998:

                                       Weighted-
                    Outstanding          Average          Exercisable
 Range of              as of            Remaining            as of
 Exercise           December 31,       Contractual        December 31,
  Prices                1998           Life (years)          1998
-------------      -------------       -----------       ------------
$1.625 to $2.500        198,500          9.2                95,167
$3.000 to $4.125        283,113          3.3               232,493
$5.100 to $8.125        164,620          5.1               164,620
                      ---------                            -------
                        646,233                            492,280
                      =========                            =======

11. RELATED PARTY TRANSACTIONS

   During the period October 1998 to December 1998, the Company recorded research and development revenue of $61,635 from Agway under a feasibility agreement. In January 1999, Agway became a significant shareholder of the Company (Note 14).

   During 1998, a director of the Company provided consulting services to the Company and received $1,725.

   The Company leases primarily all of Deltco's operating facilities from the brother of Deltco's former president and from a partnership owned 50% by Deltco's former president. Rents of $56,886 and $113,772 were paid in 1998 and 1997, respectively, prior to the former President's resignation in June 1998. During 1997, the Company, through Deltco, also sold materials of $11,072 to a customer in which the former President of Deltco is a shareholder.

   During 1997, each director of the Company was paid a monthly fee of $1,000 from January to September 1997. This resulted in an aggregate compensation of $32,000. Beginning in September 1997, non-employee directors have been granted with stock options as compensation in lieu of cash payments (Note 10).

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. RELATED PARTY TRANSACTIONS (CONTINUED)

   In May 1997, the Company and a director, prior to his appointment to the Company's Board, entered into a one-year general business consulting agreement whereby he received an option to purchase 10,000 shares of the Company's Common Stock in exchange for consulting services to be rendered to the Company (Note
10).

   During 1993, the Company retained the services of a consultant who is now a significant shareholder and was a member of the Board of Directors until April 1997. In January 1996, the Company formalized this consulting relationship and entered into a three year consulting agreement. The services furnished under the terms of this agreement included organizational development, strategic marketing, and general management of the Company. This agreement provided that the Company would reimburse the consultant for certain business expenses, inclusive of travel and entertainment costs. In addition to the consulting fees of $46,750, reimbursable expenses of $24,746 were paid during 1997 in connection with this consulting agreement. As allowed by its provisions, the consultant terminated the agreement in April 1997. In 1997, consulting fees and reimbursable expenses of $20,255 were also paid in connection with services provided by a relative of that consultant.

12. SEGMENT INFORMATION

   In 1998, the Company adopted SFAS 131. The 1998 and 1997 segment information presented below reflects the Company's two reportable segments - (1) research and development of polymer technologies and materials in San Diego, California and (2) manufacturing and reprocessing of thermoplastic scrap resins by Deltco in Ashland, Wisconsin. The accounting policies of the segments are the same as those described in Note 2. The technologies and products developed in California are currently in a research and development stage; and therefore, no revenues were reported under this segment during 1998 or 1997.

   The Company evaluates the performance of its segments based on income or loss before depreciation and amortization. The table below presents information about reported segments for 1998 and 1997.

                                                                                    Manufacturing
                                                             Research and                and
1998                                                          Development            Reprocessing                Total
                                                              -----------            ------------             -----------

Revenues                                                      $        --             $ 1,615,124             $ 1,615,124
                                                              -----------             -----------             ===========

Loss before depreciation and amortization                     $(1,232,695)            $  (181,283)            $(1,413,978)
                                                              -----------             -----------
Depreciation and amortization                                                                                    (214,565)
                                                                                                              -----------
  Net loss                                                                                                    $(1,628,543)
                                                                                                              ===========

Total assets                                                  $ 1,594,438             $ 1,054,548             $ 2,648,986
                                                              -----------             -----------             ===========

1997

Revenues                                                      $        --             $ 3,020,081             $ 3,020,081
                                                              -----------             -----------             ===========

(Loss) income before depreciation and amortization            $(1,319,253)            $   548,038             $  (771,215)
                                                              -----------             -----------
Depreciation and amortization                                                                                    (203,789)
                                                                                                              -----------
  Net loss                                                                                                    $  (975,004)
                                                                                                              ===========

Total assets                                                  $ 2,702,742             $ 1,578,512             $ 4,281,254
                                                              -----------             -----------             ===========

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. LEGAL PROCEEDINGS


   In November 1998, the Company initiated litigation against Brian To, a former director of the Company, and Tarrenz Management Consultants, Inc., an entity owned by Brian To, in the Superior Court of the State of California for the County of San Diego. The complaint alleges breach of contract, breach of fiduciary duty and other tort claims arising from services the defendants performed for or on behalf of the Company. The Company is seeking recovery of compensation, stock, stock options and expense reimbursements. It is too early to determine the impact, if any, of this proceeding on the Company, its financial condition or the results of the Company's operations.

14. SUBSEQUENT EVENTS

   In November 1998, the Company entered into a Stock Purchase Agreement with Agway whereby Agway would purchase 1,000,000 shares of Planet's Common Stock for $1,000,000 and receive a warrant to purchase up to 2,000,000 shares of Common Stock at a price of $1.00 per share. The Company's shareholders approved the transaction on January 6, 1999. The transaction was completed on January 11, 1999 and the Company received proceeds of $1,000,000 from Agway before any issuance costs. Contemporaneously with the execution of the agreement, Planet and Agway entered into an agreement relating to the funding by Agway of a feasibility study of Planet's polymer technology for use in agricultural products (other than fertilizers and certain biological products) and food products and an exclusive worldwide license to all current and future products that utilize Planet's polymer technology for agricultural and food related purposes (other than products already covered by existing agreements). Under the terms of the agreement, Agway has the exclusive right to grant licenses and sublicenses on the technology developed under the agreement to other parties. In return for the rights granted to Agway, Agway is required to pay royalties to the Company determined in accordance with the terms of the agreement.

   In connection with the transaction, the Company was required to make anti-dilution adjustments to certain of its outstanding warrants and the Series A Preferred. Such anti-dilution adjustments included reducing the exercise price or the conversion price, as applicable, of the outstanding warrants and the Series A Preferred, respectively. As a result, upon the exercise of certain of its outstanding warrants, the Company would be required to issue approximately 114,649 additional shares of Common Stock and upon the conversion of the Series A Preferred, the Company would be required to issue approximately 88,235 additional shares of Common Stock.

   After receiving the $1,000,000 proceeds from the Common Stock issuance, the Company was required to pay approximately $60,000 of fees to the finder and issue the finder, for $2,500, a five-year warrant to purchase up to 50,000 shares of the Company's Common Stock. If the Agway warrant is exercised in full, the Company will be required to pay approximately $120,000 of additional fees to the finder and issue another warrant to the finder to purchase up to 100,000 shares of the Company's Common Stock subject to certain maximum limits.

   In February 1999, the Company received a commitment from Agway whereby Agway agreed to exercise its warrant to purchase up to 500,000 shares of the Company's Common Stock as early as July 1, 1999 at the Company's request, in the event that the Company's cash flows are less than currently projected and/or insufficient to fund its operating requirements.