Form 10QSB
period 1999-03-31
PLANET POLYMER TECHNOLOGIES INC
filed 1999-05-14
CIK 896861

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For Quarterly Period Ended March 31, 1999


        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                         Commission File Number: 0-26804

PLANET POLYMER TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its character)

CALIFORNIA                                                      33-0502606
----------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)  I.R.S. Employer Identification No.

9985 Businesspark Ave., Suite A, San Diego, California          92131
----------------------------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

(619) 549-5130
----------------------------------------------------------------------------------------------------
(Issuer's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        [X] YES [ ] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


        Class                       Outstanding at March 31, 1999
        -----                       -----------------------------
        Common Stock, no par value  6,355,739

                        PLANET POLYMER TECHNOLOGIES, INC.
                          FORM 10-QSB QUARTERLY REPORT
                          QUARTER ENDED MARCH 31, 1999



                                      INDEX


                                                                                    PAGE NO.
                                                                                    --------
PART I - FINANCIAL INFORMATION

        Item 1        Consolidated Balance Sheet (Unaudited)
                      March 31, 1999                                                    2

                      Consolidated Statements of Operations (Unaudited)
                      Three Months Ended March 31, 1999 and 1998                        3

                      Consolidated Statement of Shareholders' Equity (Unaudited)
                      Three Months Ended March 31, 1999                                 4

                      Consolidated Statements of Cash Flows (Unaudited)
                      Three Months Ended March 31, 1999 and 1998                        5

                      Notes to Unaudited Consolidated Financial Statements              6

        Item 2        Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                     8

PART II - OTHER INFORMATION

        Item 1        Legal Proceedings                                                12

        Item 2        Changes in Securities                                            12

        Item 3        Defaults upon Senior Securities                                  12

        Item 4        Submission of Matters to a Vote of Security Holders              12

        Item 5        Other Information                                                13

        Item 6        Exhibits and Reports on Form 8K                                  14

SIGNATURES                                                                             15

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 ---------------


                                                                                           MARCH 31,
ASSETS                                                                                       1999
------                                                                                       ----
Current assets:
     Cash and cash equivalents                                                           $    692,158
     Accounts receivable, net of allowance for doubtful accounts of $10,000                   442,751
     Inventories, net                                                                         191,008
     Prepaid expenses                                                                          43,365
     Income tax receivable                                                                     30,168
                                                                                         ------------
           Total current assets                                                             1,399,450

Property and equipment, net of accumulated depreciation of $896,481                           749,385
Goodwill, net of accumulated amortization of $104,004                                         536,018
Patents and trademarks, net of accumulated amortization of $121,570                           331,432
Other assets                                                                                    6,292
Deferred income taxes, net                                                                     30,952
                                                                                         ------------
           Total assets                                                                  $  3,053,529
                                                                                         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                    $     99,272
     Accrued payroll and vacation                                                              46,543
     Other accrued expenses                                                                     3,010
     Unearned royalties                                                                        73,333
     Current portion of capital lease obligations                                              12,212
                                                                                         ------------
           Total current liabilities                                                          234,370

Capital lease obligations, less current portion                                                27,957
Other liabilities                                                                             265,842
                                                                                         ------------
           Total liabilities                                                                  528,169
                                                                                         ------------

Shareholders' equity:
     Preferred Stock, no par value
        4,250,000 shares authorized
        No shares issued or outstanding                                                            --
     Series A Convertible Preferred Stock, no par value
        750,000 shares authorized
        500,000 shares issued and outstanding
        Liquidation preference $1,000,000                                                     804,435
     Common Stock, no par value
        20,000,000 shares authorized
        6,355,739 shares issued and outstanding                                            11,881,143
     Accumulated deficit                                                                  (10,160,218)
                                                                                         ------------
           Total shareholders' equity                                                       2,525,360
                                                                                         ------------
           Total liabilities and shareholders' equity                                    $  3,053,529
                                                                                         ============


   The accompanying notes are an integral part of the consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 ---------------


                                                               THREE MONTHS ENDED MARCH 31,
                                                           -------------------------------------
                                                              1999                      1998
                                                           -----------               -----------
Sales                                                      $   540,977               $   589,806
Cost of sales                                                  490,430                   515,989
                                                           -----------               -----------
        Gross profit                                            50,547                    73,817
                                                           -----------               -----------
Operating expenses:
     General and administrative                                244,087                   223,247
     Marketing                                                  46,865                    58,694
     Research and development, net                              50,962                   112,364
                                                           -----------               -----------
        Total operating expenses                               341,914                   394,305
                                                           -----------               -----------
        Loss from operations                                  (291,367)                 (320,488)
Other income (loss), net                                        (4,667)                   10,899
                                                           -----------               -----------
        Loss before income taxes                              (296,034)                 (309,589)
Income tax expense                                              (2,272)                   (3,568)
                                                           -----------               -----------
        Net loss                                           $  (298,306)              $  (313,157)
                                                           ===========               ===========
        Loss per share (basic and diluted)                 $     (0.05)              $     (0.06)
                                                           ===========               ===========
        Shares used in per share computations                6,189,867                 5,302,206
                                                           ===========               ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                ---------------


                                                            SERIES A
                                                          PREFERRED STOCK          COMMON STOCK
                                                     ----------------------   -------------------------   ACCUMULATED
                                                       SHARES       AMOUNT      SHARES        AMOUNT        DEFICIT       TOTAL
                                                     ----------  ----------   -----------  ------------  ------------  ------------
Balance at December 31, 1998                            500,000  $  804,435     5,341,062  $ 11,009,208  $ (9,846,912) $  1,966,731
Issuance of Common Stock and related Warrants
  to Agway, net of issuance costs                            --          --     1,000,000       845,060            --       845,060
Issuance of Warrants to finder for cash                      --          --            --         2,500            --         2,500
Stock Options Exercised                                      --          --         5,000         9,375            --         9,375
Issuance of Common Stock as a dividend on
   Convertible Preferred Stock on March 15, 1999             --          --         9,677        15,000       (15,000)           --
Net loss for the three months ended March 31, 1999           --          --            --            --      (298,306)     (298,306)
                                                     ----------  ----------    ----------  ------------  ------------  ------------
Balance at March 31, 1999                               500,000  $  804,435     6,355,739  $ 11,881,143  $(10,160,218) $  2,525,360
                                                     ==========  ==========    ==========  ============  ============  ============



   The accompanying notes are an integral part of the consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 ---------------


                                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                           -------------------------------
                                                                                               1999              1998
                                                                                           -----------         -----------
Cash flows from operating activities:
    Net loss                                                                               $  (298,306)        $  (313,157)
    Adjustments to reconcile net loss to net cash used
       by operating activities:
       Depreciation and amortization                                                            53,854              52,178
       Loss on disposal of assets                                                                9,994                  --
       Deferred income taxes                                                                     1,472                  --
    Changes in assets and liabilities:
       Accounts receivable, net                                                               (149,837)             30,626
       Inventories, net                                                                        109,228              43,832
       Prepaid expenses and other assets                                                         5,535              17,696
       Accounts payable and accrued expenses                                                  (129,609)            (10,038)
       Unearned royalties                                                                       73,333                  --
                                                                                           -----------         -----------
          Net cash used by operating activities                                               (324,336)           (178,863)
                                                                                           -----------         -----------
Cash flows from investing activities:
    Purchases of property and equipment                                                        (66,938)            (25,134)
    Cost of patents and trademarks                                                             (20,678)             (5,542)
                                                                                           -----------         -----------
          Net cash used by investing activities                                                (87,616)            (30,676)
                                                                                           -----------         -----------
Cash flows from financing activities:
    Proceeds from issuance of Common Stock                                                   1,000,000                  --
    Payment of equity issuance costs                                                           (73,952)                 --
    Proceeds from issuance of warrants                                                           2,500                  --
    Proceeds from stock options exercised                                                        9,375                  --
    Principal payments on borrowings and capital lease obligations                             (97,810)            (22,421)
    Proceeds from conversion of restricted cash to cash and cash equivalents                   114,880                  --
                                                                                           -----------         -----------
          Net cash provided (used) by financing activities                                     954,993             (22,421)
                                                                                           -----------         -----------
          Net increase (decrease) in cash and cash equivalents                                 543,041            (231,960)
Cash and cash equivalents at beginning of year                                                 149,117           1,516,405
                                                                                           -----------         -----------
Cash and cash equivalents at end of year                                                   $   692,158         $ 1,284,445
                                                                                           ===========         ===========

Supplemental disclosure of non-cash activity:
    Issuance of Common Stock dividends on Preferred Stock                                  $    15,000         $    15,000

    The accompanying notes are an integral part of the consolidated financial statements.

                        PLANET POLYMER TECHNOLOGIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation

        The accompanying unaudited consolidated financial statements of Planet Polymer Technologies, Inc. ("Planet" or the "Company") have been prepared in accordance with the interim reporting requirements of Form 10-QSB, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of results that may be expected for the year ending December 31, 1999. For additional information, refer to the Company's consolidated financial statements and notes thereto for the year ended December 31, 1998 contained in the Company's Form 10-KSB for the fiscal year ended December 31, 1998.

        Certain items shown in the consolidated financial statements for the three months ended March 31, 1998 have been reclassified to conform to the current period presentation.

2.      Shareholders' Equity

        In November 1998, the Company entered into a Stock Purchase Agreement with a subsidiary of Agway Inc. ("Agway") whereby Agway would purchase 1,000,000 shares of Planet's Common Stock for $1,000,000 and receive a warrant to purchase up to 2,000,000 shares of Common Stock at a price of $1.00 per share. The Company's shareholders approved the transaction on January 6, 1999. The transaction was completed on January 11, 1999 and the Company received proceeds of approximately $845,000, net of issuance costs. In February 1999, Agway agreed to exercise its warrant to acquire up to 500,000 shares of the Company's Common Stock as early as July 1, 1999 at the Company's request, in the event that the Company's cash flows are less than currently projected and/or insufficient to fund its operating requirements. Under terms of an agreement with the finder responsible for the initiation of the Stock Purchase Agreement, Planet issued to the finder for $2,500 a five year warrant to purchase up to 50,000 shares of the Company's Common Stock at an exercise price of $4.125 per share.

        On March 15, 1999, the Company issued to the holder of Series A Preferred Stock a dividend of 9,677 shares of Common Stock valued at approximately $15,000.

        On March 30, 1999, a previously granted incentive stock option to purchase 5,000 shares of the Company's Common Stock at an exercise price of $1.875 per share was exercised.

3.      Line of Credit

        On March 10, 1999, Deltco obtained a $100,000 line of credit with a financial institution under which Deltco may make borrowings for working capital and other general purposes throughout the term of the line of credit agreement which expires on March 10, 2000. Through March 31, 1999, no borrowings had been made against this line of credit.

                        PLANET POLYMER TECHNOLOGIES, INC.
              NOTES TO UNAUDITED FINANCIAL STATEMENTS - (CONTINUED)

4.      Segment Information

        The segment information presented below reflects the Company's two reportable segments - (1) research and development of polymer technologies and materials in San Diego, California and (2) manufacturing and reprocessing of thermoplastic scrap resins by Deltco in Ashland, Wisconsin. The technologies and products developed in California are currently in a research and development stage; and therefore, no revenues were reported under this segment during the three months ended March 31, 1999 and 1998.

        The Company evaluates the performance of its segments based on income or loss before depreciation and amortization. The table below presents information about reported segments for the three months ended March 31, 1999 and 1998.


                                                                               Manufacturing
                                                           Research and            and
Three months ended March 31, 1999                          Development         Reprocessing          Total
---------------------------------                          -----------         -------------      -----------
Revenues                                                   $        --         $   540,977        $   540,977
                                                           -----------         -----------        ===========

(Loss) income before depreciation and amortization         $  (279,817)        $    35,365        $  (244,452)
                                                           -----------         -----------

Depreciation and amortization                                                                         (53,854)
                                                                                                  -----------

  Net loss                                                                                        $  (298,306)
                                                                                                  ===========

Total assets                                               $ 2,079,792         $   973,737        $ 3,053,529
                                                           ===========         ===========        ===========

Three months ended March 31, 1998
---------------------------------
Revenues                                                   $        --         $   589,806        $   589,806
                                                           -----------         -----------        ===========

(Loss) income before depreciation and amortization         $  (311,305)        $    50,326        $  (260,979)
                                                           -----------         -----------
Depreciation and amortization                                                                        (52,178)
                                                                                                  -----------
  Net loss                                                                                        $  (313,157)
                                                                                                  ===========

Total assets                                               $ 2,350,777         $ 1,584,860        $ 3,935,637
                                                           ===========         ===========        ===========

                         PART I - FINANCIAL INFORMATION
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                        PLANET POLYMER TECHNOLOGIES, INC.


Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve certain risks and uncertainties. The Company's actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the Company's Form 10-KSB for the fiscal year ended December 31, 1998.

OVERVIEW

        Since the Company was founded in 1991, with exception of resources expended in connection with the purchase and ongoing operation of Deltco, substantially all of the Company's resources have been devoted to the development and commercialization of its technologies and products. This has included the expenditure of funds to develop the Company's corporate infrastructure, support the Company's marketing efforts and establish a pilot production facility, in addition to research and development. In January 1996, Planet acquired Deltco, a manufacturer and reprocessor of plastic resins located in Ashland, Wisconsin. Planet maintains Deltco as a wholly-owned subsidiary. Prior to the acquisition of Deltco, essentially all revenue recognized was from customer-funded research and development activities, which included service and product sales for customer pilot trials. Planet has incurred operating losses since inception and had an accumulated deficit as of March 31, 1999 of approximately $10.2 million. Pending commercial deployment of and related volume orders for the Company's products, the Company expects to incur additional losses.

        In November 1998, the Company entered into a Stock Purchase Agreement with a subsidiary of Agway Inc. ("Agway") whereby Agway would purchase 1,000,000 shares of Planet's Common Stock for $1,000,000 and receive a warrant to purchase up to 2,000,000 shares of Common Stock at a price of $1.00 per share. The stock purchase transaction was completed in January 1999 with the Company's shareholders' approval. Contemporaneously with the execution of the Stock Purchase Agreement, Planet and Agway entered into an agreement relating to the funding by Agway of a feasibility study (the "Feasibility Agreement") of Planet's polymer technology for use in agricultural products (other than fertilizers and certain biological products) and food products and an exclusive worldwide license (the "License Agreement") to all current and future products that utilize Planet's polymer technology for agricultural and food related purposes (other than products already covered by existing agreements). Under the terms of the Feasibility Agreement, Planet will be reimbursed for certain qualifying research and development costs relating to such applications. Under the terms of the License Agreement, Agway has the exclusive right to grant licenses and sublicenses on the technology developed under the License Agreement to other parties. In return for the rights granted to Agway, Agway is required to pay royalties to the Company determined in accordance with the terms of the License Agreement. In addition, in February 1999, the Company received a commitment from Agway whereby Agway agreed to exercise its warrant to acquire up to 500,000 shares of the Company's Common Stock as early as July 1, 1999 at the Company's request, in the event that the Company's cash flows are less than currently projected and/or insufficient to fund its operating requirements.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        PLANET POLYMER TECHNOLOGIES, INC.

RESULTS OF OPERATIONS

Revenue

        The Company's sales decreased from approximately $590,000 for the three months ended March 31, 1998 to approximately $541,000 for the three months ended March 31, 1999. This decrease was primarily attributable to the net effect of a decline in the sales price of Deltco's recycled polypropylene and an increase in sales volume. Price pressures relating to the sale of Deltco's recycled material resulted from lower prices in the competing virgin polypropylene market due to subdued oil prices in the latter part of 1998 whose adverse effects on selling prices continued through March 31, 1999. However, a reversal in the oil market during the three months ended March 31, 1999 has attributed to the increase in sales volume for Deltco's recycled polypropylene which serves as a generally lower cost substitute for virgin polypropylene.

Cost of Sales

        Cost of sales decreased from approximately $516,000 for the three months ended March 31, 1998 to approximately $490,000 for the three months ended March 31, 1999. However, cost of sales increased relative to sales by approximately 3% primarily as a result of selling price pressures and as a result of a write-down of certain inventory to market of approximately $10,000 during the three months ended March 31, 1999.

General and Administrative Expenses

        General and administrative expenses increased from approximately $223,000 for the three months ended March 31, 1998 to approximately $244,000 for the three months ended March 31, 1999. This increase was primarily attributable to increased costs of outside services and legal fees.

Marketing Expenses

        Marketing expenses decreased from approximately $59,000 for the three months ended March 31, 1998 to approximately $47,000 for the three months ended March 31, 1999. This decrease was primarily attributable to the reduction in sales and marketing personnel.

Research and Development Expenses, Net

        The Company's net research and development expenses decreased from approximately $112,000 for the three months ended March 31, 1998 to approximately $51,000 for the three months ended March 31, 1999. This decrease was primarily due to the Feasibility Agreement entered into with Agway. Planet has allocated research and development resources to projects that are reimbursable by Agway and other customers. Offsetting research and development revenue increased from approximately $36,000 for the three months ended March 31, 1998 to approximately $163,000 for the three months ended March 31, 1999. $139,000 of the research and development revenue for the three months ended March 31, 1999 relates to research and development costs reimbursable from Agway.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        PLANET POLYMER TECHNOLOGIES, INC.

LIQUIDITY AND CAPITAL RESOURCES

        Since its inception, Planet has financed its operations primarily through the sale of equity securities and revenue from customer development agreements. Prior to its September 1995 initial public offering, the Company had raised approximately $4 million (net of issuance costs) from the private sale of Common Stock and exercise of warrants to purchase Common Stock. In September 1995, the Company completed its initial public offering in which it sold an aggregate of 1,150,000 shares of Common Stock to the public and received net proceeds of approximately $5.6 million.

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

        In January 1999, with the Company's shareholders' approval, the Company issued 1,000,000 shares of Common Stock to Agway and received proceeds of $845,000, net of issuance costs totaling approximately $155,000 (approximately $81,000 of which was paid during the three months ended December 31, 1998). In addition, from January 1999 to March 1999, the Company recorded research and development revenue of approximately $139,000 from Agway under the Feasibility Agreement. The Company anticipates that additional research and development expenditures in the agrotechnology area will be reimbursed by Agway under the Feasibility Agreement during the remainder of 1999. In addition, in February 1999, the Company received a commitment from Agway whereby Agway agreed to exercise its warrant to acquire up to 500,000 shares of the Company's Common Stock as early as July 1, 1999 at the Company's request, in the event that the Company's cash flows are less than currently projected and/or insufficient to fund its operating requirements.

        The Company used approximately $324,000 for operations for the three months ended March 31, 1999. Such funds were used primarily for research and development activities, marketing efforts and administrative support.

        The Company used approximately $88,000 for investing activities for the three months ended March 31, 1999. Such funds were used for the purchase of equipment and for the preparation and filing of patents.

        Net cash provided by financing activities of approximately $955,000 for the three months ended March 31, 1999 resulted from the issuance of Common Stock and warrants for aggregate proceeds of approximately $929,000, net of issuance costs paid during the three months ended March 31, 1999 of approximately $74,000, proceeds from the exercise of a stock option of approximately $9,000 and proceeds from the conversion of restricted cash to cash and cash equivalents of approximately $115,000, offset by approximately $98,000 used for the repayment of debt and capital lease obligations.

        On March 10, 1999, Deltco obtained a $100,000 line of credit with a financial institution under which Deltco may make borrowings for working capital and other general purposes throughout the term of the line of credit agreement which expires on March 10, 2000. Through March 31, 1999, no borrowings had been made against this line of credit.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        PLANET POLYMER TECHNOLOGIES, INC.

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

        The Company believes that its existing sources of liquidity and anticipated revenues, including revenues generated from Deltco and anticipated revenues to be derived under the Feasibility Agreement with Agway, along with Deltco's line of credit arrangement and Agway's commitment to exercise its warrants to acquire up to 500,000 shares of Common Stock as early as July 1, 1999 at the Company's request, in the event that the Company's cash flows are less than currently projected and/or insufficient to fund its operating requirements, will satisfy the Company's projected working capital and other cash requirements through at least the next twelve months. There can be no assurance, however, that future revenue decreases or changes in the Company's plans or other events affecting the Company's operating expenses will not result in the expenditure of the Company's resources. The Company expects that it will need to raise substantial additional funds to continue its current and planned operations. The Company intends to seek additional funding from existing and potential customers or through public or private equity or debt financing. There can be no assurance that additional financing will be available on acceptable terms, or at all. The Company's ability to raise additional capital may be dependent upon the stock being quoted on the Nasdaq SmallCap Market. There can be no assurance that the Company will be able to satisfy the criteria for continued quotation on the Nasdaq SmallCap Market.

YEAR 2000

        The Company recognizes the need to ensure that its operations will not be impacted by the year 2000 issue that results from computer applications being written along two digits rather than four to define the application year. As a result of the year 2000 issue, computer applications may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in system failures or miscalculations causing disruption of operations. The Company has reviewed its material computer applications for year 2000 compliance and is working with vendors and suppliers to make its computer applications year 2000 compliant. Thus, the Company has developed a plan to modify its information technology in recognition of the year 2000 issue. The plan calls for updating existing software and hardware to newer versions that incorporate corrections to eliminate the problem. The Company used approximately $17,000 for the three months ended March 31, 1999 to update the accounting system and network and used approximately $12,000 for the three months ended March 31, 1999 to update its computers in order to be year 2000 compliant. The Company does not expect the year 2000 issue and the plan to resolve it to have a significant impact on its operations. However, if such plans cannot be completed on a timely basis, the year 2000 issue could have a material adverse impact on the Company's business, financial condition and results of operations. Because of the many uncertainties associated with year 2000 compliance issues, and because the Company's assessment is necessarily based on information from third party vendors and suppliers, there can be no assurance as to whether such assessment is correct or as to the materiality or effect if such assessment is not correct. For example, to the extent that customers would be unable to order products or pay invoices or suppliers would be unable to manufacture or deliver product, the Company's operations would be affected. The Company is currently evaluating its potential contingency plan options relating to these uncertainties.

                           PART II - OTHER INFORMATION

                        PLANET POLYMER TECHNOLOGIES, INC.

Item 1 -   Legal Proceedings:

        In November 1998, the Company initiated litigation against Brian To, a former director, officer and consultant of the Company, Tarrenz Inc. and Tarrenz Management Consultants, Inc., entities owned by Brian To ("Tarrenz"), in the Superior Court of the State of California for the County of San Diego. The complaint alleges breach of contract, breach of fiduciary duty and other tort claims arising from services the defendants performed for or on behalf of the Company. The Company is seeking recovery of compensation, stock, stock options and expense reimbursements. In response to the Complaint, the defendants filed a Motion to Compel Arbitration. The Court issued an order compelling the case to arbitration on Friday, March 12, 1999. The arbitration will be conducted in San Diego pursuant to the rules of the American Arbitration Association. On April 26, 1999, the defendants answered and denied the allegations of the complaint and filed a cross-complaint against the Company alleging breach of contract, misrepresentation, slander, intentional infliction of emotional distress and fraud. It is too early to determine the impact, if any, of this proceeding on the Company, its financial condition or the results of the Company's operations.

Item 2 - Changes in Securities:

        In November 1998, the Company entered into a Stock Purchase Agreement with a subsidiary of Agway, Inc. whereby Agway would purchase 1,000,000 shares of Planet's Common Stock for $1,000,000 and receive a warrant to purchase up to 2,000,000 shares of Common Stock at a price of $1.00 per share. The transaction was completed in January 1999 with the Company's shareholders' approval. The 1,000,000 shares of Common Stock issued to Agway in January 1999 were issued in reliance upon the exemption from securities registration afforded by Rule 506 of Regulation D under the Securities Act of 1933, as amended. The Company filed a Registration Statement on Form S-3 covering the resale of the shares and warrant shares purchased by Agway. Such Registration Statement was declared effective on April 9, 1999.

Item 3 - Defaults upon Senior Securities:

         None

Item 4 - Submission of Matters to a Vote of Security Holders:

         The Annual Meeting of Shareholders of Planet Polymer Technologies, Inc. (the "Annual Meeting") was held on April 12, 1999 in San Diego, California.

         Proposal 1 - Amendment to the Company's Bylaws to provide that the authorized number of directors shall not be less than five (5) nor more than nine (9), with the exact number to be set at six (6) directors.


             Votes in Favor              Votes Against                  Votes Abstained
             --------------              -------------                  ---------------
               5,219,551                     10,025                          1,800

                        PLANET POLYMER TECHNOLOGIES, INC.

        Proposal 2 - Election of Directors
        Each of the candidates listed below were duly elected to the Board of Directors at the Annual Meeting by the tally indicated.

        Candidate                        Votes in Favor                  Votes Withheld
        ---------                        --------------                  --------------
        Robert J. Petcavich, Ph.D.         5,189,743                        41,633
        Michael M. Coleman, Ph.D.          5,224,451                         6,925
        Thomas M. Connelly                 5,221,451                         9,925
        H.M. Busby                         5,224,451                         6,925
        Thomas A. Landshof                 5,224,251                         7,125
        Dennis J. LaHood                   5,224,451                         6,925


        Proposal 3 - Ratification of Selection of Independent Auditors


             Votes in Favor              Votes Against                  Votes Abstained
             --------------              -------------                  ---------------
               5,217,951                     12,025                          1,400


        Proposal 4 - At the request of one of the Company's shareholders, Brian To, the shareholders were asked to approve a proposal to require the Company's Board of Directors to retain independent counsel to investigate Mr. Robert Petcavich's involvement with A-Life Medical, Inc.


             Votes in Favor              Votes Against                  Votes Abstained
             --------------              -------------                  ---------------
                751,562                    5,231,376                           0


Item 5 -Other Information:

        The deadline for submitting a shareholder proposal for inclusion in the Company's proxy statement and form of proxy for the Company's 2000 Annual Meeting of Shareholders pursuant to Rule 14a-8 of the Securities and Exchange Commission is November 11, 1999. The deadline for submitting a shareholder proposal or a nomination for director that is not to be included in such proxy statement and proxy is January 25, 2000. Shareholders are also advised to review the Company's Bylaws, which contain additional requirements with respect to advance notice of shareholder proposals and director nominations.

                       PLANET POLYMER TECHNOLOGIES, INC.


Item 6 - Exhibits and Reports on Form 8-K:

        (a)Exhibits:


          Exhibit Number      Description
          --------------      -----------
               10.1           Warrant to Purchase Common Stock, dated February
                              25, 1999, issued by the Company to Agway Holdings,
                              Inc. on January 11, 1999.

               11.1           Statement of Computation of Common and Common
                              Equivalent Shares

               27.1           Financial Data Schedule


        (b)Reports on Form 8-K:

          On March 12, 1999, the Company filed a current report on Form 8-K which included, as requested by the Nasdaq Stock Market, its unaudited Consolidated Balance Sheet as of January 31, 1999 and unaudited Consolidated Statement of Operations for one month ended January 31, 1999.

                        PLANET POLYMER TECHNOLOGIES, INC.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   May  14, 1999        Planet Polymer Technologies, Inc.


                             /s/ ROBERT J. PETCAVICH
                             ---------------------------------------
                             Robert J. Petcavich
                             President, Chief Executive Officer and Director (On behalf of Registrant and as Registrant's Principal Financial and Accounting Officer)