Form 10QSB
period 1999-06-30
PLANET POLYMER TECHNOLOGIES INC
filed 1999-08-11
CIK 896861

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

          For Quarterly Period Ended June 30, 1999


   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                         Commission File Number: 0-26804

         PLANET POLYMER TECHNOLOGIES, INC.
         ----------------------------------------------------------------------------------------------------
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

         (858) 549-5130
         ----------------------------------------------------------------------------------------------------
         (Issuer's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         [X]   YES            [ ]   NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                               Outstanding at June 30, 1999
         -----                               ----------------------------
         Common Stock, no par value          6,365,416

                        PLANET POLYMER TECHNOLOGIES, INC.
                          FORM 10-QSB QUARTERLY REPORT
                           QUARTER ENDED JUNE 30, 1999



                                      INDEX

                                                                                                  PAGE NO.
PART I - FINANCIAL INFORMATION

         Item 1            Consolidated Balance Sheet (Unaudited)
                           June 30, 1999                                                              2

                           Consolidated Statements of Operations (Unaudited)
                           Three Months Ended June 30, 1999 and 1998                                  3

                           Consolidated Statements of Operations (Unaudited)
                           Six Months Ended June 30, 1999 and 1998                                    4

                           Consolidated Statement of Shareholders' Equity (Unaudited)
                           Six Months Ended June 30, 1999                                             5

                           Consolidated Statements of Cash Flows (Unaudited)
                           Six Months Ended June 30, 1999 and 1998                                    6

                           Notes to Unaudited Consolidated Financial Statements                       7

         Item 2            Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                              9

PART II - OTHER INFORMATION

         Item 1            Legal Proceedings                                                         14

         Item 2            Changes in Securities                                                     14

         Item 3            Defaults upon Senior Securities                                           14

         Item 4            Submission of Matters to a Vote of Security Holders                       14

         Item 5            Other Information                                                         14

         Item 6            Exhibits and Reports on Form 8K                                           14

SIGNATURES                                                                                           15

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                 ---------------

                                                                                  JUNE 30,
                                                                                    1999
                                                                               ------------
ASSETS

Current assets:
      Cash and cash equivalents                                                $    502,199
      Accounts receivable, net of allowance for doubtful accounts of $10,000        429,880
      Inventories, net                                                              159,369
      Prepaid expenses                                                               31,350
      Income tax receivable                                                          30,168
                                                                               ------------
             Total current assets                                                 1,152,966

 Property and equipment, net of accumulated depreciation of $934,725                732,196
 Goodwill, net of accumulated amortization of $112,044                              528,018
 Patents and trademarks, net of accumulated amortization of $115,753                338,497
 Other assets                                                                        35,319
                                                                               ------------
             Total assets                                                      $  2,786,996
                                                                               ============

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
      Accounts payable                                                         $     28,351
      Advances from related party                                                   166,291
      Accrued expenses                                                               57,203
      Current portion of capital lease obligations                                   12,531
                                                                               ------------
             Total current liabilities                                              264,376

 Capital lease obligations, less current portion                                     24,701
 Other liabilities                                                                  265,842
                                                                               ------------
             Total liabilities                                                      554,919
                                                                               ------------
 Shareholders' equity:
      Preferred Stock, no par value
          4,250,000 shares authorized
          No shares issued or outstanding                                              --
      Series A Convertible Preferred Stock, no par value
          750,000 shares authorized
          500,000 shares issued and outstanding
          Liquidation preference $1,000,000                                         804,435
      Common Stock, no par value
          20,000,000 shares authorized
          6,365,416 shares issued and outstanding                                11,896,143
      Accumulated deficit                                                       (10,468,501)
                                                                               ------------
             Total shareholders' equity                                           2,232,077
                                                                               ------------
             Total liabilities and shareholders' equity                        $  2,786,996
                                                                               ============


   The accompanying notes are an integral part of the consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                 ---------------


                                                     THREE MONTHS ENDED JUNE 30,
                                                     --------------------------
                                                         1999          1998
                                                     -----------    -----------
Sales                                                $   457,417    $   462,378
Cost of sales                                            389,109        477,951
                                                     -----------    -----------
         Gross profit                                     68,308        (15,573)
                                                     -----------    -----------
Operating expenses:
     General and administrative                          273,373        218,668
     Marketing                                            61,958         69,088
     Research and development, net                        30,827        162,176
                                                     -----------    -----------
         Total operating expenses                        366,158        449,932
                                                     -----------    -----------
         Loss from operations                           (297,850)      (465,505)
Other income, net                                          7,678          8,269
                                                     -----------    -----------
         Loss before income taxes                       (290,172)      (457,236)
Income tax benefit (expense)                              (3,110)         1,653
                                                     -----------    -----------
         Net loss                                    $  (293,282)   $  (455,583)
                                                     ===========    ===========
         Loss per share (basic and diluted)          $     (0.05)   $     (0.09)
                                                     ===========    ===========
         Shares used in per share computations         6,357,334      5,311,746
                                                     ===========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                 ---------------


                                                      SIX MONTHS ENDED JUNE 30,
                                                     --------------------------
                                                         1999          1998
                                                     -----------    -----------
Sales                                                $   998,394    $ 1,052,184
Cost of sales                                            879,540        993,940
                                                     -----------    -----------
         Gross profit                                    118,854         58,244
                                                     -----------    -----------
Operating expenses:
     General and administrative                          517,461        441,914
     Marketing                                           108,821        127,782
     Research and development, net                        81,789        274,541
                                                     -----------    -----------
         Total operating expenses                        708,071        844,237
                                                     -----------    -----------
         Loss from operations                           (589,217)      (785,993)
Other income, net                                          3,010         19,167
                                                     -----------    -----------
         Loss before income taxes                       (586,207)      (766,826)
Income tax expense                                        (5,382)        (1,915)
                                                     -----------    -----------
         Net loss                                    $  (591,589)   $  (768,741)
                                                     ===========    ===========
         Loss per share (basic and diluted)          $     (0.09)   $     (0.14)
                                                     ===========    ===========
         Shares used in per share computations         6,289,353      5,304,843
                                                     ===========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                 ---------------


                                                SERIES A PREFERRED STOCK          COMMON STOCK
                                                ------------------------    ------------------------   ACCUMULATED
                                                    SHARES     AMOUNT         SHARES       AMOUNT        DEFICIT          TOTAL
                                                    -------   --------      ---------    -----------   ------------    -----------
Balance at December 31, 1998                        500,000   $804,435      5,341,062    $11,009,208   $ (9,846,912)   $ 1,966,731
Issuance of Common Stock and related Warrants
    to Agway, net of issuance costs                    --         --        1,000,000        845,060           --          845,060
Issuance of Warrants to finder for cash                --         --             --            2,500           --            2,500
Stock Options exercised for cash                       --         --            5,000          9,375           --            9,375
Issuance of Common Stock as a dividend on
    Convertible Preferred Stock on March 15, 1999      --         --            9,677         15,000        (15,000)          --
Issuance of Common Stock as a dividend on
    Convertible Preferred Stock on June 15, 1999       --         --            9,677         15,000        (15,000)          --
Net loss for the six months ended June 30, 1999        --         --             --             --         (591,589)      (591,589)
                                                    -------   --------      ---------    -----------   ------------    -----------
Balance at June 30, 1999                            500,000   $804,435      6,365,416    $11,896,143   $(10,468,501)   $ 2,232,077
                                                    =======   ========      =========    ===========   ============    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 ---------------


                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                --------------------------
                                                                                    1999          1998
                                                                                -----------    -----------
Cash flows from operating activities:
     Net loss                                                                   $  (591,589)   $  (768,741)
     Adjustments to reconcile net loss to net cash used
         by operating activities:
         Depreciation and amortization                                              103,912        104,731
         Compensation expense -- non-cash                                             2,443          8,241
         Loss on disposal of assets                                                   9,994           --
         Deferred income taxes                                                        4,582           --
     Changes in assets and liabilities:
         Accounts receivable, net                                                  (136,966)        77,107
         Inventories, net                                                           140,867         81,774
         Prepaid expenses and other assets                                           16,363         23,510
         Accounts payable and accrued expenses                                     (192,878)       (19,967)
         Advances from related party                                                166,291           --
                                                                                -----------    -----------
            Net cash used by operating activities                                  (476,981)      (493,345)
                                                                                -----------    -----------
Cash flows from investing activities:
     Purchases of property and equipment                                            (87,995)       (34,063)
     Cost of patents and trademarks                                                 (33,998)        (9,598)
                                                                                -----------    -----------
            Net cash used by investing activities                                  (121,993)       (43,661)
                                                                                -----------    -----------
Cash flows from financing activities:
     Proceeds from issuance of Common Stock                                       1,000,000           --
     Payment of equity issuance costs                                               (73,952)          --
     Proceeds from issuance of warrants                                               2,500           --
     Proceeds from stock options exercised                                            9,375           --
     Principal payments on borrowings and capital lease obligations                (100,747)       (45,830)
     Proceeds from conversion of restricted cash to cash and cash equivalents       114,880           --
                                                                                -----------    -----------
            Net cash provided (used) by financing activities                        952,056        (45,830)
                                                                                -----------    -----------
            Net increase (decrease) in cash and cash equivalents                    353,082       (582,836)
Cash and cash equivalents at beginning of year                                      149,117      1,516,405
                                                                                -----------    -----------
Cash and cash equivalents at end of year                                        $   502,199    $   933,569
                                                                                ===========    ===========

Supplemental disclosure of non-cash activity:
     Issuance of Common Stock dividends on Preferred Stock                      $    30,000    $    30,000
     Stock options granted to a scientific advisor                                     --            8,241

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

    In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of results that may be expected for the year ending December 31, 1999. For additional information, refer to the Company's consolidated financial statements and notes thereto for the year ended December 31, 1998 contained in the Company's Form 10-KSB for the fiscal year ended December 31, 1998.

    Certain items shown in the consolidated financial statements for the six months ended June 30, 1998 and for the six months ended June 30, 1999 have been reclassified to conform to the current period presentation.

2.  Line of Credit

    On March 10, 1999, the Company's wholly-owned subsidiary Deltco obtained a $100,000 line of credit with a financial institution under which Deltco may make borrowings for working capital and other general purposes throughout the term of the line of credit agreement which expires on March 10, 2000. Through June 30, 1999, no borrowings had been made against this line of credit. Borrowings under the line of credit are collateralized by substantially all of Deltco's assets.

3.  Segment Information

    The segment information presented below reflects the Company's two reportable segments - (1) research and development of polymer technologies and materials in San Diego, California and (2) manufacturing and reprocessing of thermoplastic scrap resins by Deltco of Wisconsin, Inc. ("Deltco") in Ashland, Wisconsin. The technologies and products developed in California are currently in a research and development stage; and therefore, no revenues were reported under this segment during the three and six months ended June 30, 1999 and 1998.

    The Company evaluates the performance of its segments based on income or loss before depreciation and amortization. The table below presents information about reported segments for the three and six months ended June 30, 1999 and 1998.

                       PLANET POLYMER TECHNOLOGIES, INC.
             NOTES TO UNAUDITED FINANCIAL STATEMENTS - (CONTINUED)

                                                                    Manufacturing
                                                    Research and        and
Three months ended June 30, 1999                     Development    Reprocessing      Total
---------------------------------                    -----------    -----------    -----------
Revenues                                             $      --      $   457,417    $   457,417
                                                     -----------    -----------    ===========

(Loss) income before depreciation and amortization   $  (295,703)   $    54,922    $  (240,781)
                                                     -----------    -----------
Depreciation and amortization                                                          (52,501)
                                                                                   -----------
  Net loss                                                                         $  (293,282)
                                                                                   ===========

Total assets at June 30, 1999                        $ 1,821,465    $   965,531    $ 2,786,996
                                                     -----------    -----------    ===========

Three months ended June 30, 1998
--------------------------------
Revenues                                             $      --      $   462,378    $   462,378
                                                     -----------    -----------    ===========

(Loss) income before depreciation and amortization   $  (368,958)   $   (34,072)   $  (403,030)
                                                     -----------    -----------
Depreciation and amortization                                                          (52,553)
                                                                                   -----------
  Net loss                                                                         $  (455,583)
                                                                                   ===========
Total assets at June 30, 1998                        $ 2,105,416    $ 1,367,574    $ 3,472,990
                                                     -----------    -----------    ===========

                                                                    Manufacturing
                                                    Research and        and
Six months ended June 30, 1999                       Development    Reprocessing      Total
--------------------------------                     -----------    -----------    -----------
Revenues                                             $      --      $   998,394    $   998,394
                                                     -----------    -----------    ===========

(Loss) income before depreciation and amortization   $  (577,963)   $    90,286    $  (487,677)
                                                     -----------    -----------
Depreciation and amortization                                                         (103,912)
                                                                                   -----------
  Net loss                                                                         $  (591,589)
                                                                                   ===========

Six months ended June 30, 1998
------------------------------
Revenues                                             $      --      $ 1,052,184    $ 1,052,184
                                                     -----------    -----------    ===========

(Loss) income before depreciation and amortization   $  (680,264)   $    16,254    $  (664,010)
                                                     -----------    -----------
Depreciation and amortization                                                         (104,731)
                                                                                   -----------
  Net loss                                                                         $  (768,741)
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

OVERVIEW

    Since Planet Polymer Technologies, Inc. ("Planet" or the "Company") was founded in 1991, with exception of resources expended in connection with the purchase and ongoing operation of Deltco of Wisconsin, Inc. ("Deltco"), substantially all of the Company's resources have been devoted to the development and commercialization of its technologies and products. This has included the expenditure of funds to develop the Company's corporate infrastructure, support the Company's marketing efforts and establish a pilot production facility, in addition to research and development.

    In January 1996, Planet acquired Deltco, a manufacturer and reprocessor of plastic resins located in Ashland, Wisconsin. Planet maintains Deltco as a wholly-owned subsidiary. Prior to the acquisition of Deltco, essentially all revenue recognized was from customer-funded research and development activities, which included service and product sales for customer pilot trials. Planet has incurred operating losses since inception and had an accumulated deficit as of June 30, 1999 of approximately $10.5 million. Pending commercial deployment of and related volume orders for the Company's products, the Company expects to incur additional losses.

     In November 1998, the Company entered into a Stock Purchase Agreement with a subsidiary of Agway Inc. ("Agway") whereby Agway would purchase 1,000,000 shares of Planet's Common Stock for $1,000,000 and receive a warrant to purchase up to 2,000,000 shares of Common Stock at a price of $1.00 per share. The stock purchase transaction was completed in January 1999 with the Company's shareholders' approval. Contemporaneously with the execution of the Stock Purchase Agreement, Planet and Agway entered into an agreement relating to the funding by Agway of a feasibility study (the "Feasibility Agreement") of Planet's polymer technology for use in agricultural products (other than fertilizers and certain biological products) and food products and an exclusive worldwide license (the "License Agreement") to all current and future products that utilize Planet's polymer technology for agricultural and food related purposes (other than products already covered by existing agreements). Under the terms of the Feasibility Agreement, Planet will be reimbursed for certain qualifying research and development costs relating to such applications. Under the terms of the License Agreement, Agway has the exclusive right to grant licenses and sublicenses on the technology developed under the License Agreement to other parties. In return for the rights granted to Agway, Agway is required to pay royalties to the Company determined in accordance with the terms of the License Agreement. In addition, in February 1999, the Company received a commitment from Agway whereby Agway agreed to exercise its warrant to acquire up to 500,000 shares of the Company's Common Stock after July 1, 1999 at the Company's request, in the event that the Company's cash flows are less than currently projected and/or insufficient to fund its operating requirements.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        PLANET POLYMER TECHNOLOGIES, INC.

OVERVIEW, CONTINUED

    On June 23, 1999, the Company entered into an Amending Agreement (the "Amending Agreement") with Agrium, Inc. ("Agrium") to amend that certain Technology Development and License Agreement dated as of January 30, 1995. The Amending Agreement provides that if the Company enters into an arrangement or agreement with Agway with respect to the development of certain technologies, then the Company will grant Agrium, among other items, an option to acquire a license and a right to produce, market and distribute such technologies on the same terms and conditions as those offered to Agway.

RESULTS OF OPERATIONS

Revenue

The Company's revenues, which were all related to Deltco, decreased from approximately $462,000 for the three months ended June 30, 1998 to approximately $457,000 for the three months ended June 30, 1999 and from approximately $1,052,000 for the six months ended June 30, 1998 to approximately $998,000 for the six months ended June 30, 1999. These decreases were primarily attributable to the net effect of a decline in the sales price of Deltco's recycled polypropylene offset in part by an increase in sales volume.

Cost of Sales

    Cost of sales decreased from approximately $478,000 for the three months ended June 30, 1998 to approximately $389,000 for the three months ended June 30, 1999 and from approximately $994,000 for the six months ended June 30, 1998 to approximately $880,000 for the six months ended June 30, 1999. These decreases were primarily attributable to a reduction in the purchase price of raw materials due to price fluctuations in the polypropylene market.

General and Administrative Expenses

    General and administrative expenses increased from approximately $219,000 for the three months ended June 30, 1998 to approximately $273,000 for the three months ended June 30, 1999 and from approximately $442,000 for the six months ended June 30, 1998 to approximately $517,000 for the six months ended June 30, 1999. These increases were primarily attributable to increased costs of outside services and legal fees.

Marketing Expenses

    Marketing expenses decreased from approximately $69,000 for the three months ended June 30, 1998 to approximately $62,000 for the three months ended June 30, 1999 and from approximately $128,000 for the six months ended June 30, 1998 to approximately $109,000 for the six months ended June 30, 1999. These decreases were primarily attributable to the reduction in sales and marketing personnel.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        PLANET POLYMER TECHNOLOGIES, INC.


RESULTS OF OPERATIONS, CONTINUED

Research and Development Expenses, Net

    The Company's net research and development expenses decreased from approximately $162,000 for the three months ended June 30, 1998 to approximately $31,000 for the three months ended June 30, 1999 and from approximately $275,000 for the six months ended June 30, 1998 to approximately $82,000 for the six months ended June 30, 1999. These decreases were primarily due to the Feasibility Agreement entered into with Agway. Planet has allocated research and development resources to projects that are reimbursable by Agway and other customers. Offsetting research and development revenue increased from approximately $7,000 for the three months ended June 30, 1998 to approximately $147,000 for the three months ended June 30, 1999 and from approximately $43,000 for the six months ended June 30, 1998 to approximately $310,000 for the six months ended June 30, 1999. Approximately $111,000 of the research and development revenue for the three months ended June 30, 1999 and approximately $251,000 of the research and development revenue for the six months ended June 30, 1999 relates to research and development costs reimbursable from Agway.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        PLANET POLYMER TECHNOLOGIES, INC.


LIQUIDITY AND CAPITAL RESOURCES

    In January 1999, with the Company's shareholders' approval, the Company issued 1,000,000 shares of Common Stock to Agway and received proceeds of $845,000, net of issuance costs totaling approximately $155,000 (approximately $81,000 of which was paid during the three months ended December 31, 1998). In addition, from January 1999 to June 1999, the Company recorded research and development revenue of approximately $251,000 from Agway under the Feasibility Agreement. The Company anticipates that additional research and development expenditures in the agrotechnology area may be reimbursable by Agway under the Feasibility Agreement during the remainder of 1999.

    In February 1999, the Company received a commitment from Agway whereby Agway agreed to exercise its warrant to acquire up to 500,000 shares of the Company's Common Stock after July 1, 1999 at the Company's request, in the event that the Company's cash flows are less than currently projected and/or insufficient to fund its operating requirements.

    The Company used approximately $477,000 for operations for the six months ended June 30, 1999. Such funds were used primarily for research and development activities, marketing efforts and administrative support.

    The Company used approximately $122,000 for investing activities for the six months ended June 30, 1999. Such funds were used for the purchase of equipment and for the preparation and filing of patents.

    Net cash provided by financing activities of approximately $952,000 for the six months ended June 30, 1999 resulted from the issuance of Common Stock and warrants for aggregate proceeds of approximately $929,000, net of issuance costs paid during the six months ended June 30, 1999 of approximately $74,000, proceeds from the exercise of a stock option of approximately $9,000 and proceeds from the conversion of restricted cash to cash and cash equivalents of approximately $115,000, offset by approximately $101,000 used for the repayment of debt and capital lease obligations.

    The Company believes that its existing sources of liquidity and anticipated revenues, including revenues generated from Deltco, anticipated cost reimbursements from Agway, Deltco's line of credit and Agway's commitment to exercise its warrants to acquire up to 500,000 shares of Common Stock after July 1, 1999, will satisfy the Company's projected working capital and other cash requirements through at least the next twelve months. There can be no assurance, however, that future revenue decreases or changes in the Company's plans or other events affecting the Company's operating expenses will not result in the expenditure of the Company's resources. The Company expects that it will need to raise substantial additional funds to continue its current and planned operations. The Company intends to seek additional funding from existing and potential customers or through public or private equity or debt financing. There can be no assurance that additional financing will be available on acceptable terms, or at all.

    The Company's ability to raise additional capital may be dependent upon the stock being quoted on the Nasdaq SmallCap Market. There can be no assurance that the Company will be able to satisfy the criteria for continued quotation on the Nasdaq SmallCap Market. For example, one of the criteria for continued quotation is that the Company will maintain net tangible assets of $2 million. As of June 30, 1999, the Company's net tangible assets were approximately $1.7 million. Failure to meet the maintenance criteria in the future may result in the Company's Common Stock not being eligible for quotation. In such event, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of the Company's Common Stock.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        PLANET POLYMER TECHNOLOGIES, INC.


YEAR 2000

    The Company recognizes the need to ensure that its operations will not be impacted by the year 2000 issue that results from computer applications being written along two digits rather than four to define the application year. As a result of the year 2000 issue, computer applications may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in system failures or miscalculations causing disruption of operations. The Company has reviewed its material computer applications for year 2000 compliance and is working with vendors and suppliers to make its computer applications year 2000 compliant. Thus, the Company has developed a plan to modify its information technology in recognition of the year 2000 issue. The plan calls for updating existing software and hardware to newer versions that incorporate corrections to eliminate the problem. The Company used approximately $36,000 for the six months ended June 30, 1999 to update the accounting system and network and used approximately $17,000 for the six months ended June 30, 1999 to update its computers in order to be year 2000 compliant. The Company believes that these amounts represent substantially all of its estimated remediation costs and that future costs will not be significant.

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

         None

Item 5 - Other Information:

         None

Item 6 - Exhibits and Reports on Form 8-K:

         (a)  Exhibits:

              Exhibit Number         Description
              --------------         -----------

                  10.1               Amended Technology Development and License
                                     Agreement, dated June 23, 1999, between
                                     Agrium Inc. (formerly known as Cominco
                                     Fertilizers Ltd.) and Planet Polymer
                                     Technologies, Inc.

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


Date: August 11, 1999                  Planet Polymer Technologies, Inc.


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