Form 10QSB
period 1999-09-30
PLANET POLYMER TECHNOLOGIES INC
filed 1999-11-12
CIK 896861

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For Quarterly Period Ended September 30, 1999

    [   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES AND EXCHANGE ACT OF 1934


                               Commission File Number: 0-26804

        PLANET POLYMER TECHNOLOGIES, INC.
        ------------------------------------------------------------------------
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

        (858) 549-5130
        ------------------------------------------------------------------------
        (Issuer's telephone number, including area code)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

        [ X ]  YES                  [   ]   NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Class                       Outstanding at September 30, 1999
        -----                       ---------------------------------
        Common Stock, no par value  6,370,522

                        PLANET POLYMER TECHNOLOGIES, INC.
                          FORM 10-QSB QUARTERLY REPORT
                        QUARTER ENDED SEPTEMBER 30, 1999



                                      INDEX

                                                                                   PAGE NO.
                                                                                   --------
PART I - FINANCIAL INFORMATION

        Item 1        Consolidated Balance Sheet (Unaudited)
                      September 30, 1999                                               2

                      Consolidated Statements of Operations (Unaudited)
                      Three Months Ended September 30, 1999 and 1998                   3

                      Consolidated Statements of Operations (Unaudited)
                      Nine Months Ended September 30, 1999 and 1998                    4

                      Consolidated Statement of Shareholders' Equity (Unaudited)
                      Nine Months Ended September 30, 1999                             5

                      Consolidated Statements of Cash Flows (Unaudited)
                      Nine Months Ended September 30, 1999 and 1998                    6

                      Notes to Unaudited Consolidated Financial Statements             7

        Item 2        Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                   10

PART II - OTHER INFORMATION

        Item 1        Legal Proceedings                                               15

        Item 2        Changes in Securities                                           15

        Item 3        Defaults upon Senior Securities                                 15

        Item 4        Submission of Matters to a Vote of Security Holders             15

        Item 5        Other Information                                               15

        Item 6        Exhibits and Reports on Form 8K                                 15

SIGNATURES                                                                            16

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                 ---------------


                                                                                 SEPTEMBER 30,
ASSETS                                                                               1999
                                                                                 ------------
Current assets:
     Cash and cash equivalents                                                   $    375,206
     Accounts receivable, net of allowance for doubtful accounts of $10,000           332,515
     Inventories, net                                                                 200,518
     Prepaid expenses                                                                  60,582
                                                                                 ------------
           Total current assets                                                       968,821

Property and equipment, net of accumulated depreciation of $959,174                   721,289
Goodwill, net of accumulated amortization of $120,044                                 520,018
Patents and trademarks, net of accumulated amortization of $134,080                   321,058
Other assets                                                                           39,906
                                                                                 ------------
           Total assets                                                          $  2,571,092
                                                                                 ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                            $     76,312
     Advances from related party                                                      115,749
     Accrued expenses                                                                  68,164
     Current portion of capital lease obligations                                      12,860
                                                                                 ------------
           Total current liabilities                                                  273,085

Capital lease obligations, less current portion                                        21,359
Other liabilities                                                                     152,886
                                                                                 ------------
           Total liabilities                                                          447,330
                                                                                 ------------

Shareholders' equity:
     Preferred Stock, no par value
        4,250,000 shares authorized
        No shares issued or outstanding                                                    --
     Series A Convertible Preferred Stock, no par value
        750,000 shares authorized
        500,000 shares issued and outstanding
        Liquidation preference $1,000,000                                             804,435
     Common Stock, no par value
        20,000,000 shares authorized
        6,370,522 shares issued and outstanding                                    11,911,143
     Accumulated deficit                                                          (10,591,816)
                                                                                 ------------
           Total shareholders' equity                                               2,123,762
                                                                                 ------------
           Total liabilities and shareholders' equity                            $  2,571,092
                                                                                 ============


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                 ---------------


                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                   -----------------------------
                                                      1999              1998
                                                   -----------       -----------
Sales                                              $   442,385       $   204,367
Cost of sales                                          361,855           216,990
                                                   -----------       -----------
        Gross profit (loss)                             80,530           (12,623)
                                                   -----------       -----------
Operating expenses:
     General and administrative                        176,781           187,962
     Marketing                                          48,728            57,107
     Research and development, net                      77,653           136,086
                                                   -----------       -----------
        Total operating expenses                       303,162           381,155
                                                   -----------       -----------
        Loss from operations                          (222,632)         (393,778)
Other income, net                                      118,342             8,291
                                                   -----------       -----------
        Loss before income taxes                      (104,290)         (385,487)
Income tax expense                                      (4,025)               --
                                                   -----------       -----------
        Net loss                                   $  (108,315)      $  (385,487)
                                                   ===========       ===========
        Loss per share (basic and diluted)         $     (0.02)      $     (0.07)
                                                   ===========       ===========
        Shares used in per share computations        6,366,249         5,321,206
                                                   ===========       ===========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                 ---------------


                                                        NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                   -----------------------------
                                                      1999              1998
                                                   -----------       -----------
Sales                                              $ 1,440,779       $ 1,256,551
Cost of sales                                        1,241,395         1,210,930
                                                   -----------       -----------
        Gross profit                                   199,384            45,621
                                                   -----------       -----------
Operating expenses:
     General and administrative                        694,242           629,877
     Marketing                                         157,550           184,887
     Research and development, net                     159,442           410,627
                                                   -----------       -----------
        Total operating expenses                     1,011,234         1,225,391
                                                   -----------       -----------
        Loss from operations                          (811,850)       (1,179,770)
Other income, net                                      121,353            27,458
                                                   -----------       -----------
        Loss before income taxes                      (690,497)       (1,152,312)
Income tax expense                                      (9,407)           (1,915)
                                                   -----------       -----------
        Net loss                                   $  (699,904)      $(1,154,227)
                                                   ===========       ===========
        Loss per share (basic and diluted)         $     (0.11)      $     (0.22)
                                                   ===========       ===========
        Shares used in per share computations        6,315,267         5,311,705
                                                   ===========       ===========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                 ---------------


                                   SERIES A PREFERRED STOCK              COMMON STOCK
                                 ----------------------------    ----------------------------    ACCUMULATED
                                    SHARES          AMOUNT           SHARES         AMOUNT         DEFICIT            TOTAL
                                 ------------    ------------    ------------    ------------    ------------     ------------
Balance at December 31, 1998          500,000    $    804,435       5,341,062    $ 11,009,208    $ (9,846,912)    $  1,966,731
Issuance of Common Stock and
   related Warrants to Agway,
   net of issuance costs                   --              --       1,000,000         845,060              --          845,060
Issuance of Warrants to
   finder for cash                         --              --              --           2,500              --            2,500
Stock Options exercised for
   cash                                    --              --           5,000           9,375              --            9,375
Issuance of Common Stock as a
   dividend on Convertible
   Preferred Stock on
   March 15, 1999                          --              --           9,677          15,000         (15,000)              --
Issuance of Common Stock as a
   dividend on Convertible
   Preferred Stock on
   June 15, 1999                           --              --           9,677          15,000         (15,000)              --
Issuance of Common Stock as a
   dividend on Convertible
   Preferred Stock on
   September 15, 1999                      --              --           5,106          15,000         (15,000)              --
Net loss for the nine months
   ended September 30, 1999                --              --              --              --        (699,904)        (699,904)
                                 ------------    ------------    ------------    ------------    ------------     ------------
Balance at September 30, 1999         500,000    $    804,435       6,370,522    $ 11,911,143    $(10,591,816)    $  2,123,762
                                 ============    ============    ============    ============    ============     ============


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 ---------------


                                                                                       NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                  -----------------------------
                                                                                     1999              1998
                                                                                  -----------       -----------
Cash flows from operating activities:
    Net loss                                                                      $  (699,904)      $(1,154,227)
    Adjustments to reconcile net loss to net cash used
       by operating activities:
       Depreciation and amortization                                                  157,142           157,054
       Compensation expense -- non-cash                                                 2,443             8,241
       Loss on disposal of assets                                                       8,730                --
    Changes in assets and liabilities:
       Accounts receivable, net                                                       (39,601)          216,261
       Inventories, net                                                                99,718           (56,122)
       Prepaid expenses and other assets                                              (12,874)            1,133
       Income tax receivable                                                           30,168                --
       Accounts payable and accrued expenses                                         (133,958)          (58,426)
       Advances from related party                                                    115,749                --
       Other liabilities                                                             (112,956)               --
                                                                                  -----------       -----------
          Net cash used by operating activities                                      (585,343)         (886,086)
                                                                                  -----------       -----------
Cash flows from investing activities:
    Purchases of property and equipment                                              (128,797)          (34,063)
    Proceeds from the sale of property and equipment                                   14,000                --
    Cost of patents and trademarks                                                    (22,814)          (15,852)
                                                                                  -----------       -----------
          Net cash used by investing activities                                      (137,611)          (49,915)
                                                                                  -----------       -----------
Cash flows from financing activities:
    Proceeds from issuance of Common Stock                                          1,000,000                --
    Payment of equity issuance costs                                                  (73,952)               --
    Proceeds from issuance of warrants                                                  2,500                --
    Proceeds from stock options exercised                                               9,375                --
    Principal payments on borrowings and capital lease obligations                   (103,760)          (70,154)
    Proceeds from conversion of restricted cash to cash and cash equivalents          114,880                --
                                                                                  -----------       -----------
          Net cash provided (used) by financing activities                            949,043           (70,154)
                                                                                  -----------       -----------
          Net increase (decrease) in cash and cash equivalents                        226,089        (1,006,155)
Cash and cash equivalents at beginning of year                                        149,117         1,516,405
                                                                                  -----------       -----------
Cash and cash equivalents at end of year                                          $   375,206       $   510,250
                                                                                  ===========       ===========

Supplemental disclosure of non-cash activity:
    Issuance of Common Stock dividends on Preferred Stock                         $    45,000       $    45,000
    Stock options granted to a scientific advisor                                          --             8,241

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

   In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of results that may be expected for the year ending December 31, 1999. For additional information, refer to the Company's consolidated financial statements and notes thereto for the year ended December 31, 1998 contained in the Company's Form 10-KSB for the fiscal year ended December 31, 1998.

   Certain items shown in the consolidated financial statements for the nine months ended September 30, 1998 and for the nine months ended September 30, 1999 have been reclassified to conform to the current period presentation.

2.      Line of Credit

   On March 10, 1999, the Company's wholly-owned subsidiary Deltco obtained a $100,000 line of credit with a financial institution under which Deltco may make borrowings for working capital and other general purposes throughout the term of the line of credit agreement which expires on March 10, 2000. Through September 30, 1999, no borrowings had been made against this line of credit. Borrowings under the line of credit are collateralized by substantially all of Deltco's assets.

3.      Segment Information

   The segment information presented below reflects the Company's two reportable segments -- (1) research and development of polymer technologies and materials in San Diego, California and (2) manufacturing and reprocessing of thermoplastic scrap resins by Deltco of Wisconsin, Inc. ("Deltco") in Ashland, Wisconsin. The technologies and products developed in California are currently in a research and development stage; and therefore, no revenues were reported under this segment during the three and nine months ended September 30, 1999 and 1998.

   The Company evaluates the performance of its segments based on income or loss before depreciation and amortization. The table below presents information about reported segments for the three and nine months ended September 30, 1999 and 1998.

                        PLANET POLYMER TECHNOLOGIES, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                             Manufacturing
                                                         Research and            and
Three months ended September 30, 1999                     Development        Reprocessing            Total
-------------------------------------                    ------------        -------------        -----------
Revenues                                                  $        --         $   442,385         $   442,385
                                                          -----------         -----------         ===========

(Loss) income before depreciation and amortization        $  (120,750)        $    65,664         $   (55,086)
                                                          -----------         -----------
Depreciation and amortization                                                                         (53,229)
                                                                                                  -----------
  Net loss                                                                                        $  (108,315)
                                                                                                  ===========

Total assets at September 30, 1999                        $ 1,601,978         $   969,114         $ 2,571,092
                                                          -----------         -----------         ===========

Three months ended September 30, 1998
-------------------------------------
Revenues                                                  $        --         $   204,367         $   204,367
                                                          -----------         -----------         ===========

(Loss) income before depreciation and amortization        $  (309,182)        $   (23,982)        $  (333,164)
                                                          -----------         -----------
Depreciation and amortization                                                                         (52,323)
                                                                                                  -----------
  Net loss                                                                                        $  (385,487)
                                                                                                  ===========

Total assets at September 30, 1998                        $ 1,741,887         $ 1,282,840         $ 3,024,727
                                                          -----------         -----------         ===========

                                                                              Manufacturing
                                                         Research and             and
Nine months ended September 30, 1999                      Development         Reprocessing           Total
------------------------------------                     -------------       ---------------      -----------
Revenues                                                  $        --         $ 1,440,779         $ 1,440,779
                                                          -----------         -----------         ===========

(Loss) income before depreciation and amortization        $  (698,712)        $   155,950         $  (542,762)
                                                          -----------         -----------
Depreciation and amortization                                                                        (157,142)
                                                                                                  -----------
  Net loss                                                                                        $  (699,904)
                                                                                                  ===========

Nine months ended September 30, 1998
------------------------------------
Revenues                                                  $        --         $ 1,256,551         $ 1,256,551
                                                          -----------         -----------         ===========

(Loss) income before depreciation and amortization        $  (989,446)        $    (7,727)        $  (997,173)
                                                          -----------         -----------
Depreciation and amortization                                                                        (157,054)
                                                                                                  -----------
  Net loss                                                                                        $(1,154,227)
                                                                                                  ===========

                        PLANET POLYMER TECHNOLOGIES, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


4.      Subsequent Events

     In February 1999, the Company received a commitment from Agway whereby Agway agreed to exercise its warrant to acquire up to 500,000 shares of the Company's Common Stock after July 1, 1999 at the Company's request, in the event that the Company's cash flows are less than currently projected and are insufficient to fund its operating requirements. On November 5, 1999, at the Company's request, Agway exercised the Warrant with respect to 500,000 shares of the Company's Common Stock on the terms, and subject to conditions, set forth in the Warrant and the Company received $500,000 in connection with such exercise. While not absolutely necessary to fund the Company's operating requirements, the Company and Agway believe the exercise of the Warrant is in the best interest of the Company by allowing the Company to maintain the Nasdaq SmallCap listing of the Company's Common Stock. In connection with such exercise, the Company agreed to extend the exercise period relating to 500,000 of the remaining shares available under the Warrant from January 11, 2000 to March 18, 2000.

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

OVERVIEW

     Since Planet Polymer Technologies, Inc. ("Planet" or the "Company") was founded in 1991, with the exception of resources expended in connection with the purchase and ongoing operation of Deltco of Wisconsin, Inc. ("Deltco"), substantially all of the Company's resources have been devoted to the development and commercialization of its technologies and products. This has included the expenditure of funds to develop the Company's corporate infrastructure, support the Company's marketing efforts and establish a pilot production facility, in addition to research and development.

     In January 1996, Planet acquired Deltco, a manufacturer and reprocessor of plastic resins located in Ashland, Wisconsin. Planet maintains Deltco as a wholly-owned subsidiary. Prior to the acquisition of Deltco, essentially all revenue recognized was from customer-funded research and development activities, which included service and product sales for customer pilot trials. Planet has incurred operating losses since inception and had an accumulated deficit as of September 30, 1999 of approximately $10.6 million. Pending commercial deployment of and related volume orders for the Company's products, the Company expects to incur additional losses.

     In November 1998, the Company entered into a Stock Purchase Agreement with a subsidiary of Agway Inc. ("Agway") whereby Agway would purchase 1,000,000 shares of Planet's Common Stock for $1,000,000 and receive a warrant to purchase up to 2,000,000 shares of Common Stock at a price of $1.00 per share (the "Warrant"). The stock purchase transaction was completed in January 1999 with the Company's shareholders' approval. Contemporaneously with the execution of the Stock Purchase Agreement, Planet and Agway entered into an agreement relating to the funding by Agway of a feasibility study (the "Feasibility Agreement") of Planet's polymer technology for use in agricultural products (other than fertilizers and certain biological products) and food products and an exclusive worldwide license (the "License Agreement") to all current and future products that utilize Planet's polymer technology for agricultural and food related purposes (other than products already covered by existing agreements). Under the terms of the Feasibility Agreement, Planet will be reimbursed for certain qualifying research and development costs relating to such applications. Under the terms of the License Agreement, Agway has the exclusive right to grant licenses and sublicenses on the technology developed under the License Agreement to other parties. In return for the rights granted to Agway, Agway is required to pay royalties to the Company determined in accordance with the terms of the License Agreement.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        PLANET POLYMER TECHNOLOGIES, INC.


OVERVIEW, CONTINUED

     Under the terms of the License Agreement, when Agway decides to market a particular product developed as a result of the Feasibility Agreement, the Company and Agway would enter into a sub-agreement on commercially reasonable terms mutually acceptable to the parties covering such product and market area in the form of the sub-agreement set forth as an exhibit to the License Agreement. On September 22, 1999, the Company entered into a Sub-Agreement to the License Agreement (the "Sub-Agreement") with Agway consistent with the form of sub-agreement attached as an exhibit to the License Agreement. Under the terms of the Sub-Agreement, Agway is required to pay performance payments to the Company on products sold by Agway, based on an amount of Gross Margin (as such term is defined in the Sub-Agreement). The timing and amount of performance payments, if any, the Company may receive under the terms of the Sub-Agreement are highly speculative and uncertain. In addition, the performance payment is entirely dependent on the performance of Agway, its sales to third parties and the degree of market acceptance for the product sold by Agway. Accordingly, no assurance can be given as to the timing or amount of any performance payments that may be paid by Agway under the Sub-Agreement.

RESULTS OF OPERATIONS

Revenue

     The Company's revenues, which were all related to Deltco, increased from approximately $204,000 for the three months ended September 30, 1998 to approximately $442,000 for the same period in 1999 and from approximately $1,257,000 for the nine months ended September 30, 1998 to approximately $1,441,000 for the same period in 1999. These increases were primarily attributable to a shift in customer demand to the Company's recycled polypropylene product in response to recent price increases in the virgin polypropylene market.

Cost of Sales

     Cost of sales increased from approximately $217,000 for the three months ended September 30, 1998 to approximately $362,000 for the same period in 1999 and from approximately $1,211,000 for the nine months ended September 30, 1998 to approximately $1,241,000 for the same period in 1999. These increases were primarily attributable to increased sales volume at Deltco. At the same time, the Company has experienced a reduction in the purchase price of raw materials due to price fluctuations in the polypropylene market.

General and Administrative Expenses

     General and administrative expenses decreased from approximately $188,000 for the three months ended September 30, 1998 to approximately $177,000 for the same period in 1999. This decrease was primarily attributable to a decrease in legal fees as the Company awaits arbitration of its current litigation. In addition, a portion of remaining legal costs related to current legal proceedings are being reimbursed under the Company's general liability insurance policy.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        PLANET POLYMER TECHNOLOGIES, INC.


RESULTS OF OPERATIONS, CONTINUED

     General and administrative expenses increased from approximately $630,000 for the nine months ended September 30, 1998 to approximately $694,000 for the same period in 1999. This increase was primarily attributable to increased legal fees related to current litigation and temporary personnel costs. No such personnel costs were incurred in the nine months ended September 30, 1998.

Marketing Expenses

     Marketing expenses decreased from approximately $57,000 for the three months ended September 30, 1998 to approximately $49,000 for the same period in 1999 and from approximately $185,000 for the nine months ended September 30, 1998 to approximately $158,000 for the same period in 1999. These decreases were primarily attributable to the reduction in sales and marketing personnel.

Research and Development Expenses, Net

     The Company's net research and development expenses decreased from approximately $136,000 for the three months ended September 30, 1998 to approximately $78,000 for the same period in 1999 and from approximately $411,000 for the nine months ended September 30, 1998 to approximately $159,000 for the same period in 1999. These decreases were primarily due to the Feasibility Agreement entered into with Agway. Planet has allocated research and development resources to projects that are reimbursable by Agway and other customers. Reimbursable research and development costs increased from approximately $12,000 for the three months ended September 30, 1998 to approximately $70,000 for the same period in 1999 and from approximately $55,000 for the nine months ended September 30, 1998 to approximately $380,000 for the same period in 1999. Approximately $51,000 of the reimbursable research and development costs for the three months ended September 30, 1999 and approximately $301,000 of the reimbursable research and development costs for the nine months ended September 30, 1999 relate to research and development costs borne by Agway. A net advance of funds of approximately $116,000 existed as of September 30, 1999.

Other Income, Net

     The Company had recorded an obligation in 1996 in the amount of $113,000. The Company has subsequently determined that such obligation is no longer payable. As a result, the obligation has been reversed and other income has been recognized in the three months ended September 30, 1999 in the amount of $113,000.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        PLANET POLYMER TECHNOLOGIES, INC.


LIQUIDITY AND CAPITAL RESOURCES

     In January 1999, with the Company's shareholders' approval, the Company issued 1,000,000 shares of Common Stock to Agway and received proceeds of $845,000, net of issuance costs totaling approximately $155,000 (approximately $81,000 of which was paid during the three months ended December 31, 1998). In addition, from January 1999 to September 1999, the Company recorded reimbursable research and development costs of approximately $301,000 from Agway under the Feasibility Agreement. The Company anticipates that additional research and development expenditures in the agrotechnology area may be reimbursable by Agway under the Feasibility Agreement during the remainder of 1999.

     In February 1999, the Company received a commitment from Agway whereby Agway agreed to exercise its warrant to acquire up to 500,000 shares of the Company's Common Stock after July 1, 1999 at the Company's request, in the event that the Company's cash flows are less than currently projected and are insufficient to fund its operating requirements. On November 5, 1999, at the Company's request, Agway exercised the Warrant with respect to 500,000 shares of the Company's Common Stock on the terms, and subject to conditions, set forth in the Warrant and the Company received $500,000 in connection with such exercise. While not absolutely necessary to fund the Company's operating requirements, the Company and Agway believe the exercise of the Warrant is in the best interest of the Company by allowing the Company to maintain the Nasdaq SmallCap listing of the Company's Common Stock. In connection with such exercise the Company agreed to extend the exercise period relating to 500,000 of the remaining shares available under the Warrant from January 11, 2000 to March 18, 2000.

     The Company used approximately $585,000 for operations for the nine months ended September 30, 1999. Such funds were used primarily for research and development activities, marketing efforts and administrative support.

     The Company used approximately $138,000 for investing activities for the nine months ended September 30, 1999. Such funds were used for the purchase of equipment and for the preparation and filing of patents, offset by proceeds from the sale of equipment.

     Net cash provided by financing activities of approximately $949,000 for the nine months ended September 30, 1999 resulted from net proceeds of approximately $929,000 from the issuance of Common Stock and warrants, $9,000 from the exercise of a stock option and $115,000 from the conversion of restricted cash to cash and cash equivalents, offset by approximately $104,000 used for the repayment of debt and capital lease obligations.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        PLANET POLYMER TECHNOLOGIES, INC.


LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

     The Company believes that its existing sources of liquidity and anticipated revenues, including revenues generated from Deltco, anticipated cost reimbursements from Agway, Deltco's line of credit and the cash received upon Agway's election to exercise 500,000 shares of the Company's Common Stock at a price of $1.00 per share subject to the Warrant, will satisfy the Company's projected working capital and other cash requirements through July 2000. There can be no assurance, however, that future revenue decreases or changes in the Company's plans or other events affecting the Company's operating expenses will not result in the expenditure of the Company's resources. The Company expects that it will need to raise substantial additional funds to continue its current and planned operations. The Company intends to seek additional funding from existing and potential customers or through public or private equity or debt financing. There can be no assurance that additional financing will be available on acceptable terms, or at all.

     The Company's ability to raise additional capital may be dependent upon the stock being quoted on the Nasdaq SmallCap Market. There can be no assurance that the Company will be able to satisfy the criteria for continued quotation on the Nasdaq SmallCap Market. For example, one of the criteria for continued quotation is that the Company will maintain net tangible assets of $2 million. As of September 30, 1999, the Company's net tangible assets were approximately $1.6 million. As noted above, the Company received $500,000 from Agway in connection with Agway's purchase of 500,000 shares of Common Stock under the Warrant, which the parties believe was necessary to satisfy the Nasdaq SmallCap listing criteria with respect to the Company's Common Stock. Failure to meet the maintenance criteria in the future may result in the Company's Common Stock not being eligible for quotation. In such event, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of the Company's Common Stock.


YEAR 2000

     The Company recognizes the need to ensure that its operations will not be impacted by the year 2000 issue that results from computer applications being written along two digits rather than four to define the application year. As a result of the year 2000 issue, computer applications may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in system failures or miscalculations causing disruption of operations. The Company has reviewed its material computer applications for year 2000 compliance and is working with vendors and suppliers to make its computer applications year 2000 compliant. Thus, the Company has developed a plan to modify its information technology in recognition of the year 2000 issue. The plan calls for updating existing software and hardware to newer versions that incorporate corrections to eliminate the problem. The Company believes that substantially all of its material computer applications are year 2000 compliant as of September 30, 1999, and that future costs, if any, will not be significant.

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

                           PART II - OTHER INFORMATION

                        PLANET POLYMER TECHNOLOGIES, INC.

Item 1 - Legal Proceedings:

     In November 1998, the Company initiated litigation against Brian To, a former director, officer and consultant of the Company, Tarrenz Inc. and Tarrenz Management Consultants, Inc., entities owned by Brian To ("Tarrenz"), in the Superior Court of the State of California for the County of San Diego. The complaint alleges breach of contract, breach of fiduciary duty and other tort claims arising from services the defendants performed for or on behalf of the Company. The Company is seeking recovery of compensation, stock, stock options and expense reimbursements. In response to the Complaint, the defendants filed a Motion to Compel Arbitration. The Court issued an order compelling the case to arbitration on Friday, March 12, 1999. The arbitration will be conducted in San Diego commencing on February 28, 2000 pursuant to the rules of the American Arbitration Association. On April 26, 1999, the defendants answered and denied the allegations of the complaint and filed a cross-complaint against the Company alleging breach of contract, misrepresentation, slander, intentional infliction of emotional distress and fraud. It is too early to determine the impact, if any, of this proceeding on the Company, its financial condition or the results of the Company's operations.

Item 2 - Changes in Securities:

         None

Item 3 - Defaults upon Senior Securities:

         None

Item 4 - Submission of Matters to a Vote of Security Holders:

         None

Item 5 - Other Information:

         None

Item 6 - Exhibits and Reports on Form 8-K:

         (a) Exhibits:

           Exhibit Number          Description
           --------------          -----------
               10.1*               Sub-Agreement to the License Agreement, dated
                                   September 22, 1999, between Agway Consumer
                                   Products, Inc. and Planet Polymer
                                   Technologies, Inc.
               11.1                Statement of Computation of Common and Common
                                   Equivalent Shares
               27.1                Financial Data Schedule
               *                   Confidential Treatment Requested

         (b) Reports on Form 8-K:

             None

                        PLANET POLYMER TECHNOLOGIES, INC.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 12, 1999          Planet Polymer Technologies, Inc.



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