Form 10KSB
period 1999-12-31
PLANET POLYMER TECHNOLOGIES INC
filed 2000-03-30
CIK 896861

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                           COMMISSION FILE NO. 0-26804

                        PLANET POLYMER TECHNOLOGIES, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                CALIFORNIA                               33-0502606
      (STATE OR OTHER JURISDICTION OF         (IRS EMPLOYER IDENTIFICATION NO.)
      INCORPORATION OF ORGANIZATION)

     9985 BUSINESSPARK AVENUE, SAN DIEGO, CA                92131
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

                    ISSUER'S TELEPHONE NUMBER (858) 549-5130

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:
                                      NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                           COMMON STOCK, NO PAR VALUE

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

        Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        The issuer's revenues for the year ending December 31, 1999 were $75,600.

        The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 15, 2000 was $15,754,818, based on the average of the 4:00 p.m. closing bid and ask prices of $4.1405 as reported on the Nasdaq SmallCap Market.

        As of March 15, 2000, 7,518,709 shares of the Company's Common Stock were outstanding and 398,000 shares of the Company's Series A Preferred Stock were outstanding.

--------------------------------------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

        Issuer's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with 2000 Annual Meeting is incorporated herein by reference into Part III of this report.

--------------------------------------------------------------------------------

    Transitional Small Business Disclosure Format (check one) [ ] yes [X] no

                        PLANET POLYMER TECHNOLOGIES, INC.

                                   FORM-10KSB
                          YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

ITEM
NUMBER                                                                      PAGE
                                     PART I.
1.      Description of Business................................................2

2.      Description of Property...............................................12

3.      Legal Proceedings.....................................................12

4.      Submission of Matters to a Vote of Security Holders...................12

                                    PART II.

5.      Market for Common Equity and Related Stockholders Matters.............13

6.      Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................................14

7.      Financial Statements..................................................17

8.      Changes in and Disagreements With Accountants on
        Accounting and Financial Disclosures..................................17

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

                                     PART I.

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

        Planet Polymer Technologies, Inc. ("Planet" or the "Company") is an advanced materials company that develops and licenses unique hydro-soluble polymer and biodegradable materials. The Company's proprietary polymer materials are marketed under the trademarks EnviroPlastic(R), Aquadro(TM) and AQUAMIM(R). EnviroPlastic(R) and Aquadro(TM) can be used to produce films, coatings and injection molded parts that serve as environmentally compatible alternatives to conventional plastics. AQUAMIM(R) can be used to manufacture complex metal parts using conventional plastics molding equipment. Planet has also developed polymer technologies for Agway, Inc. ("Agway") in 1999 that are being marketed under the trademarks Optigen(TM) 1200 and Fresh Seal(TM).

        The Company's primary focus is on the technologies listed below:

        - EnviroPlastic(R) CRT (controlled-release technology) - Polymer coating technologies for use in agriculture and food products

        - AQUAMIM(R) Metal Injection Molding - Moldable metal filled polymers

        -       EnviroPlastic(R) Z - Biodegradable and compostable polymers

        - Aquadro(TM) - Hydrodegradable (water dispersible) polyvinyl alcohol ("PVOH") resin

        To date, the Company has commercialized EnviroPlastic(R) CRT technologies with Agway, EnviroPlastic(R) Z with The Toro Company's Irrigation Division and has sold pilot production quantities of AQUAMIM(R) and Aquadro(TM) products.

        In November 1998, the Company entered into a Stock Purchase Agreement with a subsidiary of Agway whereby Agway purchased 1,000,000 shares of Planet's Common Stock for $1,000,000 and received a warrant to purchase up to 2,000,000 additional shares of Common Stock at a price of $1.00 per share. The stock purchase transaction was completed in January 1999 with the Company's shareholders' approval. To date, Agway has exercised warrants to purchase 1,000,000 shares of Common Stock and holds a warrant to purchase an additional 1,000,000 shares.

        Contemporaneously with the execution of the Stock Purchase Agreement, Planet and Agway entered into an agreement relating to the funding by Agway of a feasibility study (the "Feasibility Agreement") of Planet's polymer technology for use in agricultural products (other than fertilizers and certain biological products) and food products. Under the terms of the Feasibility Agreement, the Company is reimbursed for certain qualifying research and development costs from Agway.

        Also in November 1998, the Company granted Agway an exclusive worldwide license (the "License Agreement") to all current and future products that utilize Planet's polymer technology for agricultural and food related purposes (other than products already covered by existing agreements). Under the terms of the License Agreement, Agway has the exclusive right to grant licenses and sublicenses to other parties on the technology developed under the License Agreement. The Company and Agway agreed to execute further sub-agreements (each a "Sub-Agreement") to specify the royalties to be paid to the Company for Agway's use of the Company's technology on certain specific products. In March 2000, the Company and Agway entered into a Sub-Agreement with respect to animal feed products incorporating Planet's patented/patent pending coatings and/or polymer systems. Also in March 2000, the Company and Agway entered into another Sub-Agreement with respect to

Planet's patented/patent pending coatings and/or polymer systems sold for use on fruits, vegetables, floral and nursery items.

        In addition to the Agway alliance, the Company has sought to develop strategic alliances with other potential customers. Since 1995, the Company has had a relationship with Agrium Inc. ("Agrium") to conduct development work in the use of coatings of fertilizer products. On June 23, 1999, the Company entered into an Amending Agreement (the "Amending Agreement") with Agrium to amend that certain Technology Development and License Agreement dated as of January 30, 1995. The Amending Agreement provides that if the Company enters into an arrangement or agreement with Agway with respect to the development of certain technologies involving controlled-released coatings of fertilizers, then the Company will grant Agrium, among other items, an option to acquire a license and a right to produce, market and distribute such technologies on the same terms and conditions as those offered to Agway.

        Planet's research and development facility is in San Diego, California. The Company sold its wholly owned subsidiary, Deltco of Wisconsin, Inc. ("Deltco") on January 7, 2000.

        Planet was incorporated under the laws of California in August 1991. The Company's principal executive offices are located at 9985 Businesspark Avenue, San Diego, CA 92131, and its telephone number is 858-549-5130.

PLANET POLYMER'S PRODUCTS AND TECHNOLOGIES

        Planet is using its polymer chemistry expertise to provide water soluble and degradable technology-based solutions to the current and emerging needs of the industrial and agricultural markets.

        EnviroPlastic(R) CRT. The Company's EnviroPlastic(R) CRT
(controlled-release technology) is a proprietary polymer coating product line. This technology allows fertilizer to be controlled for release over 120 days (see "Strategic Alliances: Agrium Technology Development and License Agreement"). The patent for EnviroPlastic(R) CRT is No. 5,803,946.

        The controlled-released products for animal feed and fruit coating are currently in production for Agway. The product line for the animal feed is time released polymer coated nitrogen. The fruit coating technology allows controlled ripening which extends the shelf life of the coated fruit. In March 2000, the Company and Agway entered into a Sub-Agreement with respect to animal feed products incorporating Planet's patented/patent pending coatings and/or polymer systems. Also in March 2000, the Company and Agway entered into another Sub-Agreement with respect to Planet's patented/patent pending coatings and/or polymer systems sold for use on fruits, vegetables, floral and nursery items.

        AQUAMIM(R) Metal Injection Molding. AQUAMIM(R) is designed for the production of precision metal components utilizing a water debinding process, which eliminates the need for hazardous solvents or acids. AQUAMIM(R) feedstock is a mixture of metal powders and the Company's proprietary water soluble polymer binder. Various industrial and consumer products can be manufactured by the AQUAMIM(R) technology. The Company currently offers stainless steel compounds, 316L, 17-4PH, and 420; iron-nickel; tool steels M2, and M4; and heavy metal alloys, tungsten copper and tungsten carbide cobalt. In May 1998, the Company retained Dr. Randall German, an authority on MIM, as a scientific advisor to the Company. To date, the Company has not received significant revenue from the sale of products based on its AQUAMIM(R) technology. The patents for AQUAMIM(R) are No. 5,977,230 and No. 6,008,281.

        EnviroPlastic(R) Z. The Company's patented EnviroPlastic(R) Z materials are biodegradable and compostable polymers based on the polymer cellulose acetate derived from trees, a natural renewable resource. EnviroPlastic(R) Z materials are subjected to a high energy physical process that enhances their biodegradability and compostability. Product features include transparency, fast molding cycles, outstanding processability and degradation rates from 1 to 3 years. EnviroPlastic(R) Z materials have been successfully injection molded and extruded into sheet film. EnviroPlastic(R) Z materials are targeted for use in products in the packaging and the industrial markets and is currently in commercial production for The Toro Company's Irrigation Division. The patent for EnviroPlastic(R) Z is No. 5,505,830.

        Aquadro(TM). Aquadro(TM) is a polyvinyl alcohol based compound developed by Planet to provide cost effective product solutions for the medical disposable, industrial manufacturing and personal hygiene markets. Aquadro(TM) can be manufactured into blown film, extrusion cast film, and injection molded products. Aquadro(TM) resins are highly versatile and can be engineered for elastomeric or rigid applications. Aquadro(TM) can be disposed of through the municipal sewage system by dissolving the material in hot or cold water. The development of Aquadro(TM) is an advancement of the Company's EnviroPlastic(R) H technology, patent No. 5,367,003. The patent for Aquadro(TM) is No. 5,658,977.

MARKETS AND APPLICATIONS

        The Company is focusing on specific market opportunities where the Company believes that its polymer chemistry expertise, EnviroPlastic(R) CRT, AQUAMIM(R), EnviroPlastic(R) Z and Aquadro(TM) technologies, may address current or emerging market requirements. However, there can be no assurance that the Company's products or that new products, if developed, will be able to capture market share or be profitable.

        The Company is currently targeting the following markets:

        Agrotechnology. The Company believes that EnviroPlastic(R) CRT materials provide a potential solution to the problem of soil and water contamination in the fertilizer industry. The use of controlled-release technology decreases the water contamination caused by unacceptably high levels of nitrates being dissolved in the water table and provides a cost-effective method of dissemination of the fertilizer product. Additionally, rain does not wash away controlled-release fertilizers using EnviroPlastic(R) CRT materials.

        The Company's controlled-release technology is currently being utilized in a product sold by Agway as a concentrated source of controlled release nitrogen for dairy cows and is currently being developed for controlled ripening of tropical fruits. The Company believes that Agway will continue to expand the market areas for both of these technologies.

        Industrial Manufacturing. The Company believes that potential users of AQUAMIM(R) include commercial custom MIM parts producers, internal MIM parts producers and new entrants including diversifying plastic injection molders. Some of the MIM products being produced today include aerospace parts, medical devices, firearm components, business machine and camera parts, jewelry, cutting tools, microelectronics, wear components, surgical tools, computer disk drives, locks, hand tools, sporting goods, thermocouples, connectors, and various industrial components and automotive parts. The Company believes that its AQUAMIM(R) technology provides a simple, safe and cost effective solution for producing metal injection molded parts.

The Company's EnviroPlastic(R) Z is currently in use by The Toro Company's Irrigation Division as a degradable component of their sprinkler system.

        Personal Hygiene and Medical Disposables. The Company's Aquadro(TM) technology offers both product enhancements and environmental benefits in both film and injection molded applications in the personal hygiene market. Prototype samples of these products, manufactured with Planet's EnviroPlastic(R) H polymer blends, have demonstrated that they can be disposed of in the toilet and jettisoned into the sewage system. The Company believes that consumers will consider this method of disposal to be more convenient and environmentally sound. Planet believes that its injection molded Aquadro(TM) product is well positioned to capitalize on the increasing concern for safe, efficient and environmentally compatible disposable medical supplies.

STRATEGIC ALLIANCES

        To facilitate the development and commercialization of the Company's products, Planet has pursued a strategy of aligning itself with a number of companies in the areas of product development and marketing.

        Agway Product Feasibility Agreement, License Agreement and Stock Purchase Agreement. In November 1998, the Company entered into a Stock Purchase Agreement with a subsidiary of Agway whereby Agway purchased 1,000,000 shares of Planet's Common Stock for $1,000,000 and received a warrant to purchase up to 2,000,000 additional shares of Common Stock at a price of $1.00 per share. The stock purchase transaction was completed in January 1999 with the Company's shareholders' approval. Additionally, in February 1999, the Company received a commitment from Agway whereby Agway agreed to exercise its warrant to acquire up to 500,000 shares of the Company's Common Stock after July 1, 1999 at the Company's request, in the event that the Company's cash flows were less than currently projected or were insufficient to fund its operating requirements. On November 5, 1999, at the Company's request, Agway exercised the warrant with respect to 500,000 shares of the Company's Common Stock on the terms, and subject to conditions, set forth in the warrant and the Company received $500,000 in connection with such exercise. To date, Agway has exercised warrants to purchase 1,000,000 shares of Common Stock and holds a warrant to purchase an additional 1,000,000 shares.

        Contemporaneously with the execution of the Stock Purchase Agreement, Planet and Agway entered into an agreement relating to the funding by Agway of a feasibility study (the "Feasibility Agreement") of Planet's polymer technology for use in agricultural products (other than fertilizers and certain biological products) and food products. Under the terms of the Feasibility Agreement, the Company is reimbursed for certain qualifying research and development costs from Agway.

        Also in November 1998, the Company granted Agway an exclusive worldwide license (the "License Agreement") to all current and future products that utilize Planet's polymer technology for agricultural and food related purposes (other than products already covered by existing agreements). Under the terms of the License Agreement, Agway has the exclusive right to grant licenses and sublicenses to other parties on the technology developed under the License Agreement. During the term of the License Agreement, however, the Company may not conduct any development work of the same nature or type as that performed under the License Agreement for any third party on any subject if the intended use falls within, or could reasonably be expected to fall within, Agway's Field of Business (as defined in the License Agreement). Moreover, the Company may not enter into any arrangements or agreements with any third party for a license under any of the Company's technology used during performance of this agreement if the intended place of use falls within, or could reasonably be expected to fall within, Agway's Field of Business (as defined in the License Agreement) without first offering such arrangement to Agway and at the terms no less favorable to Agway than those offered to a third party. Agway's Field of Business is broadly related to agricultural products and food products, but does not include fertilizers for purposes of the License Agreement. As a result, the Company's ability to develop or license its technology to third parties for agricultural and food applications is significantly restricted by the License Agreement. The Company and Agway agreed to execute further sub-agreements (each a "Sub-Agreement") to specify the royalties to be paid to the Company for Agway's use of the Company's technology on certain specific products. In March 2000, the Company and Agway entered into a Sub-Agreement with respect to animal feed products incorporating Planet's patented/patent pending coatings and/or polymer systems. Also in March 2000, the Company and Agway entered into another Sub-Agreement with respect to Planet's patented/patent pending coatings and/or polymer systems sold for use on fruits, vegetables, floral and nursery items.

        Agrium Technology Development and License Agreement. In January 1995, the Company entered into a ten year technology and license agreement with Cominco Fertilizers Ltd. (now named Agrium Inc.), pursuant to which Agrium desired to have the Company conduct further development work including, but not limited to, the use of coatings to control release of fertilizers and to protect products containing biological inoculants. The Company's EnviroPlastic(R) CRT polymer was developed for Agrium under this agreement. Under the terms of the agreement, Agrium owns all technology developed under the agreement, including, among other things, compositions of matter, new chemical complexes, association compounds, blends, mixtures or compositions of coating materials, or new products, or new processes relating thereto developed by the Company or by Agrium. In addition, Agrium has the exclusive right to grant licenses and sublicenses on the technology developed under the agreement to other parties. In return for the rights granted to Agrium, Agrium is required to pay royalties to the Company determined in accordance with the terms of the agreement. On June 23, 1999, the Company entered into an Amending Agreement (the "Amending Agreement") with Agrium, Inc. to amend that certain Technology Development and License Agreement dated as of January 30, 1995. The Amending Agreement provides that if the Company enters into an arrangement or agreement with Agway with respect to the development of certain technologies involving controlled-released coatings of fertilizers, then the Company will grant Agrium, among other items, an option to acquire a license and a right to produce, market and distribute such technologies on the same terms and conditions as those offered to Agway.

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

COMPETITION

        The Company considers its competition for its AQUAMIM(R) product to be from competing technologies rather than from direct competitors. The competing technologies include: solvent debinding technologies based on a wax binder by Advanced Forming Technology, catalytic debinding based on a polyacetal binder by BASF Corporation, air dry debinding based on a water-based binder by Honeywell, Inc. and thermal debinding based on an acrylic binder by Rohm & Haas Company.

        In the manufacture and marketing of controlled-release fertilizer, the Company competes indirectly with Pursell Inc. and The Scotts Company in the United States and Haifa Chemical Company in Israel. The Company believes that its EnviroPlastic(R) CRT technology is a lower cost alternative that can be targeted towards the broader agricultural market rather than the turf nursery and ornamental market segment being served today.

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

MANUFACTURING AND SUPPLIERS

        Planet manufactures polymer materials in pellet form from base raw materials purchased from third party vendors. The Company has manufactured only limited production quantities of its products at its facility in San Diego, California, and continues to use contract manufacturers to produce larger quantities of materials when required. The components for Planet's polymer blends, alloys and coating products are available from several suppliers such as Union Carbide Corporation, The Dow Chemical Company, Dupont, Eastman Chemical Company and Air Products and Chemicals, Inc. as well as other sources. The Company has not executed long-term supply agreements with any of its vendors.

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

RESEARCH AND DEVELOPMENT

        Research and development expenditures during the years ended December 31, 1999 and 1998 were approximately $727,000 and $634,000 respectively, of which approximately $497,000 and $122,000 respectively, were customer funded. Planet believes that its long-term success depends on the continued development and commercialization of cost-effective solutions consisting of engineered environmentally compatible polymer materials. The Company currently has three Ph.D. polymer scientists, one MS research scientist and one process technician engaged in product development programs, which include polymer synthesis, polymer blending, process development, pilot and full scale manufacturing and testing. The Company aims to design and develop new products internally and, where appropriate, acquire existing technologies for commercialization, although the Company currently has no plans for any such acquisitions. The Company anticipates that some of the 2000 research and development expenditures in the agrotechnology area will be reimbursed by Agway under its Feasibility Agreement. In 1999, the Company recorded reimbursable research and development costs of approximately $355,000 from Agway.

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

        In 1999, the Company expanded its existing patent portfolio with the issuance of US name registration and patents for the Company's AQUAMIM(R) technology, and US patent allowed on fresh produce coating technology. All other technologies of the Company are considered trade secrets and patent protection will be pursued as appropriate.

        While the Company believes that a competitor with substantial financial resources and technical expertise could develop polymer materials equivalent to Planet's, the Company believes that its lead times, continued research and development efforts and relationship driven strategic alliances with customers provide it with a competitive advantage. The Company relies on trade secrets, proprietary know-how and process technology, which it seeks to protect, in part, by confidentiality agreements with its employees, consultants and customers. There can be no assurance that these agreements will not be breached that the Company would have adequate remedies for any breach or that the Company's trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

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

EMPLOYEES

        The Company currently has ten full-time employees at its corporate headquarters in San Diego, California, three of whom hold doctoral degrees. Five employees are engaged in research and development activities, one is involved in sales and marketing, and four are in administrative, business development, operations and research support positions. The Company believes that its future success will depend in part on its ability to recruit, retain and motivate qualified management, marketing, technical and administrative employees. The Company has an employment agreement with one key employee. None of the Company's employees are covered by collective bargaining agreements, and management considers relations with employees to be good.

FINANCIAL INFORMATION

        On January 7, 2000, the Company sold all of its common stock shares of Deltco. In accordance with the Stock Purchase Agreement, dated December 30, 1999, the Company received on January 7, 2000 total proceeds of $1,000,000 in the form of $900,000 in cash and $100,000 in a secured promissory note in consideration of the sale of its Deltco common stock. This note is collateralized by all of the equipment, accounts, inventory, supplies and personal property now held or hereafter acquired by Deltco. The accompanying financial statements present the results of operations of Deltco as a discontinued operation. Accordingly, the Company's continuing operations are now comprised of one segment, the "Research and Development" business segment.

RISK FACTORS

        Our History of Operating Losses. Our revenues to date have consisted primarily of revenues generated by Deltco and contract research and development revenues. We have incurred losses since inception. For the years ended December 31, 1999 and 1998, we had net losses of approximately $1,561,000 and $1,629,000, respectively. As of December 31, 1999, we had an accumulated deficit of approximately $11.5 million. Planet's product shipments to date have related primarily to the research and development efforts and customer pilot trials. Planet has generated minimal revenues from product sales.

        Future Capital Needs; Uncertainty of Additional Funding. Our future capital requirements will depend on many factors, including:

        -       the cost of manufacturing scale-up;

        -       the timing of market acceptance of our products;

        -       competing technological and market developments; and

        - the costs involved in filing, prosecuting and enforcing patent claims.

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

        Continued Quotation On The Nasdaq SmallCap Market. Our ability to raise capital may be dependent upon the stock being quoted on the Nasdaq SmallCap Market. Our Common Stock is quoted on the Nasdaq SmallCap Market. We cannot guarantee that we will be able to satisfy the criteria for continued quotation on the Nasdaq SmallCap Market. For example, one of the criteria for continued quotation is that we will maintain net tangible assets of $2 million. As of December 31, 1999, our net tangible assets were approximately $1.8 million. Failure to meet the maintenance criteria in the future may result in our Common Stock not being eligible for quotation. In such event, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our Common Stock.

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

        Uncertainty of Market Acceptance. Our success is dependent upon the commercial acceptance of our technologies by the various industries targeted by our products. There can be no certainty as to the amount of time required to achieve full-scale commercialization, and the commercialization process of any new product could take several years. We cannot guarantee that our products will receive broad market acceptance as an economically acceptable alternative. Broad market acceptance of our products will depend upon our ability to demonstrate to potential customers that our products can compete favorably with alternative solutions. In addition, we will need to achieve further product cost reductions to compete successfully in the future. Although we intend to achieve such reductions through a combination of engineering and process improvements and economies of scale, we cannot guarantee that we will achieve our cost objectives.

        Technological Uncertainty. We are developing an innovative approach to address problems and concerns of many industries. We cannot guarantee that unforeseen problems will not develop with respect to our technology or products or that we will be successful in completing the development.

        Reliance on Strategic Relationships. Our technologies are designed to serve multiple industries. An important part of our strategy is to promote acceptance of our products through technology and product alliances with certain customers. Our dependence on these customers raises certain risks with respect to the future success of our business. We have focused our product development efforts by working in close collaboration with our customers. Certain of our customers are concurrently engaged in similar development and testing programs with other companies involving competing products and technologies. Our success is dependent on the successful completion and commercial deployment of our products and on the future commitment of our customers to our products and technology. We cannot guarantee that our collaboration with our customers will result in products that are accepted by our customers or widely accepted in the marketplace. In addition, our reliance on collaborations with third parties may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves. For example, pursuant to our License Agreement with Agway, Agway has certain rights to our technologies and we must rely upon them to produce, market and distribute the technologies licensed to them. In addition, the Agway agreement places certain limitations on us with respect to the use of our technologies in certain areas of business. We may enter into similar collaborations in the future.

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

        Competition. We consider our competition for our AQUAMIM(R) product to be from competing technologies rather than from direct competitors. The competing technologies include: solvent debinding technologies based on a wax binder by Advanced Forming Technology, catalytic debinding based on a polyacetal binder by BASF Corporation, air dry debinding based on a water-based binder by Honeywell, Inc. and thermal debinding based on an acrylic binder by Rohm & Haas Company. In the manufacture and marketing of controlled-release fertilizer, the Company competes indirectly with Pursell Inc. and The Scotts Company in the United States and Haifa Chemical Company in Israel. Many of our competitors have significantly greater financial, technical and human resources than we do.

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

        Shares Eligible for Future Sale. Sales of substantial amounts of our Common Stock in the public market or the prospect of such sales by existing shareholders and warrant holders could materially adversely affect the market price of our Common Stock. As of December 31, 1999, we had outstanding 7,464,211 shares of Common Stock (assuming the conversion of all outstanding shares of Preferred Stock into shares of Common Stock). Virtually all of our outstanding shares of Common Stock are either registered and therefore freely tradable or may be transferred pursuant to Rule 144(k) under the Securities Act, unless held by our "affiliates" as that term is defined in Rule 144 under the Securities Act. We have also filed a Registration Statement on Form S-8 under the Securities Act covering 500,000 shares of Common Stock reserved for issuance under our 1995 Stock Plan and plan to file a Registration Statement on Form S-8 for the proposed 2000 Stock Incentive Plan. Upon issuance, shares registered under such Registration Statements will be, subject to Rule 144 volume limitations applicable to our affiliates, available for sale in the open market.

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

ITEM 2. DESCRIPTION OF PROPERTY

        The Company's executive offices, as well as research laboratories and a limited production facility, are located in approximately 6,080 square feet of leased office space in San Diego, California. On August 1, 1999, the Company entered into a new three-year standard industrial lease. The lease will expire on July 31, 2002 and the monthly rental payment is $5,168 for the first twelve months, $5,349 for the second twelve months and $5,536 until expiration. The Company believes its current facility is suitable for its present and future needs.


ITEM 3. LEGAL PROCEEDINGS

        In November 1998, the Company initiated litigation against Brian To, a former director, officer and consultant of the Company, Tarrenz Inc. and Tarrenz Management Consultants, Inc., entities owned by Brian To ("collectively referred to as the "defendants"), in the Superior Court of the State of California for the County of San Diego. The complaint alleges breach of contract, breach of fiduciary duty and other tort claims arising from services the defendants performed for or on behalf of the Company. The Company is seeking recovery of compensation, stock, stock options and expense reimbursements. In response to the Complaint, the defendants filed a Motion to Compel Arbitration. The Court issued an order compelling the case to arbitration on Friday, March 12, 1999. On April 26, 1999, the defendants answered and denied the allegations of the complaint and filed a cross-complaint against the Company alleging breach of contract, misrepresentation, slander, intentional infliction of emotional distress and fraud. The arbitration date, previously set for February 28, 2000, will be rescheduled due to a potential conflict of interest which was discovered with respect to defendants' counsel. In light of the limited discovery allowed in arbitration, it is difficult to evaluate defendants' claims, however, in the opinion of management, the ultimate resolution of this litigation is not expected to have a material adverse effect on the Company's financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock has been traded on the Nasdaq SmallCap tier of the Nasdaq Stock Market ("Nasdaq") under the symbol "POLY," since the Company's initial public offering on September 21, 1995. The following table sets forth the high and low sales prices of the Company's Common Stock for the period from January 1, 1998 through December 31, 1999 as furnished by Nasdaq. These prices reflect prices between dealers without retail markups, markdowns or commissions, and may not necessarily represent actual transactions:


                                                      Trade Prices
                                                  -------------------
                                                   High          Low
                                                  ------      -------
Fiscal year ended December 31, 1998
       First Quarter                              2 1/4       1 5/16
       Second Quarter                             2 5/8       1 3/16
       Third Quarter                              1 5/8         7/8
       Fourth Quarter                             2 1/8         5/8
Fiscal year ended December 31, 1999
       First Quarter                              2 1/4       1 1/8
       Second Quarter                             2 3/8       1 3/8
       Third Quarter                              3 1/2       1 1/12
       Fourth Quarter                             3 1/8       2


        On March 15, 2000, the last reported sale price of the Company's Common Stock on the Nasdaq SmallCap market was $4.25. As of March 15, 2000, there were approximately 139 holders of record of the Company's Common Stock with 7,518,709 shares outstanding. The market price of shares of Common Stock, like that of the common stock of many other emerging growth companies, has been and is likely to continue to be highly volatile.

        Under the terms of the Securities Purchase Agreement dated as of September 19, 1997, between the Company and Special Situations Private Equity Fund, L.P., holder of the Company's Series A Preferred Shares (the "Investor") and related Amended and Restated Certificate of Determination of the Company filed with the California Secretary of State on September 19, 1997, the Investor is entitled to receive, quarterly as a dividend, such number of shares of Common Stock (or, if the Company is unable to distribute shares of Common Stock, cash) equal to (a) one and one-half percent (1.5%) multiplied by the liquidation preference of the Series A Preferred Shares, divided by (b) the average
4:00 p.m. closing bid price of the Company's Common Stock on the Nasdaq SmallCap Market over a period of five (5) consecutive trading days prior to the dividend distribution date. Accordingly, in 1998, the Company issued to the Investor dividends of 40,918 shares of Common Stock, valued at approximately $60,000 and in 1999, issued 29,914 shares of Common Stock valued at approximately $60,000.

        Except to the Investor as set forth above, the Company has never declared or paid a cash dividend. The Company has not paid and does not intend to pay any Common Stock dividends to Common Stock shareholders in the foreseeable future and intends to retain any future earnings for capital expenditures and otherwise to fund the Company's operations. Any payment of dividends in the future will depend upon the Company's earnings, capital requirements, financial condition and such other factors as the Board of Directors may deem relevant.

        In February 1999, the Company received a commitment from Agway whereby Agway agreed to exercise its warrant to acquire up to 500,000 shares of the Company's Common Stock after July 1, 1999 at the Company's request, in the event that the Company's cash flows were less than currently projected or were insufficient to fund its operating requirements. On November 5, 1999, at the Company's request, Agway exercised the warrant with respect to 500,000 shares of the Company's Common Stock on the terms, and subject to conditions, set forth in the warrant and the Company received $500,000 in connection with such exercise.

RECENT SALES OF UNREGISTERED SECURITIES

        In 1999, the Company paid Common Stock dividends to the Investor. The June 15, 1999, September 15, 1999 and December 15, 1999 dividend payments of 9,677 shares, 5,106 shares and 5,454 shares, respectively, were issued pursuant to an exemption from registration for transactions not involving a public offering. The March 15, 1999 dividend payment of 9,677 shares was registered under the Form S-3 Registration Statement filed with the Securities and Exchange Commission on March 30, 1999.

        After receiving the $1,000,000 proceeds from Agway pursuant to its purchase of Common Stock on January 11, 1999, the Company was required to (i) pay a $60,000 cash transaction fee to the finder, LBC Capital Resources, Inc. ("LBC"), and (ii) issue LBC five-year warrants to purchase 50,000 shares of Common Stock with an exercise price of $4.125 per warrant, in exchange for $2,500. These warrants were issued March 29, 1999, pursuant to an exemption from registration for transactions not involving a public offering. In connection with Agway's stock purchase transaction in January 1999 and pursuant to the terms of the warrants issued to LBC, the Company was required to increase the number of shares of Common Stock per the warrants to 59,243 and reduce the exercise price to $3.5131 per warrant.

        Agway exercised warrants to purchase 500,000 shares of Common Stock on November 5, 1999 and March 3, 2000. After receiving cumulative proceeds of $1,000,000 from Agway, the Company was required to (i) pay a $60,000 cash transaction fee to LBC, and (ii) issue LBC five-year warrants to purchase 50,000 shares of Common Stock with an exercise price of $4.1625 per warrant, in exchange for $2,500. These warrants were issued March 9, 2000 pursuant to an exemption from registration for transactions not involving a public offering. In connection with Agway's stock purchase transaction in January 1999 and pursuant to the terms of the warrants issued to LBC, the Company may be required to make certain anti-dilution adjustments to the warrants issued to LBC. Accordingly, the Company may issue additional shares of Common Stock and reduce the exercise price of the outstanding warrants. It is too early to determine the anti-dilution amount, if any.


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

        Since the Company was founded in 1991, with the exception of resources expended in connection with the purchase and ongoing operation of Deltco, substantially all of the Company's resources have been devoted to the development and commercialization of its technologies and products. This has included the expenditure of funds to develop the Company's corporate infrastructure, support the Company's marketing efforts and establish a pilot production facility, in addition to research and development. In January 2000, Planet sold its wholly owned subsidiary, Deltco, a manufacturer and reprocessor of plastic resins located in Ashland, Wisconsin. Planet has incurred operating losses since inception and had an accumulated deficit as of December 31, 1999 of approximately $11.5 million. Pending commercial deployment of and related volume orders for the Company's products, the Company expects to incur additional losses.

        In November 1998, the Company entered into a Stock Purchase Agreement with a subsidiary of Agway whereby Agway purchased 1,000,000 shares of Planet's Common Stock for $1,000,000 and received a warrant to purchase up to 2,000,000 additional shares of Common Stock at a price of $1.00 per share. The stock purchase transaction was completed in January 1999 with the Company's shareholders' approval. Additionally, in February 1999, the Company received a commitment from Agway whereby Agway agreed to exercise its warrant to acquire up to 500,000 shares of the Company's Common Stock as early as July 1, 1999, at the Company's request, in the event the Company's cash flows were less than projections and/or insufficient to fund its operating requirements. On November 5, 1999, at the Company's request, Agway exercised the warrant with respect to 500,000 shares of the

Company's Common Stock on the terms, and subject to conditions, set forth in the warrant and the Company received $500,000 in connection with such exercise. To date, Agway has exercised warrants to purchase 1,000,000 shares of Common Stock and holds a warrant to purchase an additional 1,000,000 shares.

        Contemporaneously with the execution of the Stock Purchase Agreement, Planet and Agway entered into an agreement relating to the funding by Agway of a feasibility study (the "Feasibility Agreement") of Planet's polymer technology for use in agricultural products (other than fertilizers and certain biological products) and food products. Under the terms of the Feasibility Agreement, the Company is reimbursed for certain qualifying research and development costs from Agway.

        Also in November 1998, the Company granted Agway an exclusive worldwide license (the "License Agreement") to all current and future products that utilize Planet's polymer technology for agricultural and food related purposes (other than products already covered by existing agreements). Under the terms of the License Agreement, Agway has the exclusive right to grant licenses and sublicenses to other parties on the technology developed under the License Agreement. During the term of the License Agreement, however, the Company may not conduct any development work of the same nature or type as that performed under the License Agreement for any third party on any subject if the intended use falls within, or could reasonably be expected to fall within, Agway's Field of Business (as defined in the License Agreement). Moreover, the Company may not enter into any arrangements or agreements with any third party for a license under any of the Company's technology used during performance of this agreement if the intended place of use falls within, or could reasonably be expected to fall within, Agway's Field of Business (as defined in the License Agreement) without first offering such arrangement to Agway and at the terms no less favorable to Agway than those offered to a third party. Agway's Field of Business is broadly related to agricultural products and food products, but does not include fertilizers for purposes of the License Agreement. As a result, the Company's ability to develop or license its technology to third parties for agricultural and food applications is significantly restricted by the License Agreement. The Company and Agway agreed to execute further sub-agreements (each a "Sub-Agreement") to specify the royalties to be paid to the Company for Agway's use of the Company's technology on certain specific products. In March 2000, the Company and Agway entered into a Sub-Agreement with respect to animal feed products incorporating Planet's patented/patent pending coatings and/or polymer systems. Also in March 2000, the Company and Agway entered into another Sub-Agreement with respect to Planet's patented/patent pending coatings and/or polymer systems sold for use on fruits, vegetables, floral and nursery items.

RESULTS OF OPERATIONS

        On January 7, 2000, the Company sold all of its common stock shares of Deltco. In accordance with the Stock Purchase Agreement, the Company received total proceeds of $1,000,000 in the form of $900,000 in cash and $100,000 in a secured promissory note in consideration of the sale of its Deltco common stock. This note is collateralized by all of the equipment, accounts, inventory, supplies and personal property now held or hereafter acquired by Deltco. The accompanying financial statements present the results of operations of the Company and Deltco as a discontinued operation. Accordingly, the Company's continuing operations are now comprised of one segment, the "Research and Development" business segment. The following discussion of results of operations relates solely to the Company's continuing operations.

        The Company's revenues increased from approximately $0 for the year ended December 31, 1998 to approximately $76,000 for the year ended December 31, 1999. This increase was primarily attributable to the successful commercial deployment of EnviroPlastic(R) Z for The Toro's Company's Irrigation Division.

        Cost of sales increased from approximately $0 for the year ended December 31, 1998 to approximately $54,000 for the year ended December 31, 1999. This increase was primarily due to the costs associated with the commercialization of EnviroPlastic(R) Z.

        General and administrative expenses increased $156,000 from approximately $732,000 for the year ended December 31, 1998 to approximately $888,000 for the year ended December 31, 1999. This increase was primarily attributable to increased legal fees and an increase in outside services relating to costs associated with becoming Year 2000 compliant.

        Marketing expenses increased $5,000 from approximately $178,000 for the year ended December 31, 1998 to approximately $183,000 for the year ended December 31, 1999.

        The Company's net research and development expenses decreased from approximately $512,000 for the year ended December 31, 1998 to approximately $230,000 for the year ended December 31, 1999. This decrease was primarily due to the Feasibility Agreement entered into with Agway and a reduction in research and development travel expenditures. Planet has allocated research and development resources to projects that are reimbursable by Agway and other customers. Offsetting research and development revenue from customers other than Agway increased from approximately $60,000 for the year ended December 31, 1998 to approximately $142,000 for the same period in 1999. This increase was primarily due to the advancement of AQUAMIM(R) and Aquadro(TM). Offsetting reimbursable research and development costs from Agway increased from approximately $62,000 for the year ended December 31, 1998 to approximately $355,000 for the same period in 1999. This increase was due primarily to the commercial scale up of animal feed and an increase in costs associated with developing fruit coating. A net advance of funds of approximately $61,000 existed as of December 31, 1999.

        The Company had recorded an obligation in 1996 in the amount of $113,000. The Company has subsequently determined that such obligation is no longer payable. As a result, the obligation has been reversed and other income was recognized in the three months ended September 30, 1999 in the amount of $113,000.

        The Company's net loss decreased from approximately $1,629,000 during the year ended December 31, 1998 to approximately $1,561,000 during the year ended December 31, 1999 as a result of the aforementioned contributing factors, offset by the loss on the sale of Deltco of approximately $561,000.

        As of December 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $9,815,000, and for California and Wisconsin state tax purposes of approximately $3,372,000 and $141,000, respectively. The Company's annual utilization of net operating loss and tax credit carryforwards may be limited if the Company's ownership were to change in the future, as defined by Sections 382 and 383 of the Internal Revenue Code.

        The Company's quarterly results of operations have and continue to fluctuate materially depending on, among other things the mix of products sold, availability of inventory, costs, price discounts, market acceptance and the timing and availability of new products by the Company or its customers, customization of products, and general economic and political conditions.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, Planet has financed its operations primarily through the sale of equity securities and revenue from customer development agreements. During 1991 to 1994, the Company raised approximately $4 million (net of issuance costs) from the private sale of Common Stock and exercise of warrants to purchase Common Stock. In September 1995, the Company completed its initial public offering in which it sold an aggregate of 1,150,000 shares of Common Stock to the public and received net proceeds of approximately $5.6 million.

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

        In January 1999, with the Company's shareholders' approval, the Company issued 1,000,000 shares of Common Stock to Agway and received proceeds of $1,000,000 before any issuance costs. In addition, from January 1999 to December 1999, the Company recorded reimbursable research and development costs of approximately $355,000 from Agway under the Feasibility Agreement. The Company anticipates that some of the 2000 research and development expenditures in the agrotechnology area will be reimbursed by Agway under the Feasibility Agreement.

        Additionally, in February 1999, the Company received a commitment from Agway whereby Agway agreed to exercise its warrant to acquire up to 500,000 shares of the Company's Common Stock as early as July 1, 1999, at the Company's request, in the event the Company's cash flows were less than projections and/or insufficient to fund its operating requirements. On November 5, 1999, at the Company's request, Agway exercised the warrant with respect to 500,000 shares of the Company's Common Stock on the terms, and subject to conditions, set forth in the warrant and the Company received $500,000 in connection with such exercise. On March 3, 2000, Agway exercised a warrant to purchase an additional 500,000 shares of Common Stock. To date, Agway has exercised warrants to purchase 1,000,000 shares of Common Stock and holds a warrant to purchase an additional 1,000,000 shares.

        The Company used approximately $1,208,000 for continuing operations for the year ended December 31, 1999. Such funds were used for research and development activities, marketing efforts and administrative support. Net cash provided by discontinued operations of approximately $55,000 for the year ended December 31, 1999 resulted from Deltco's manufacturing and reprocessing activities.

        The Company used approximately $148,000 for investing activities for the year ended December 31, 1999. Such funds were used for the purchase of equipment and for the preparation and filing of patents, offset by proceeds from the sale of equipment.

        Net cash provided by financing activities of approximately $1,507,000 for the year ended December 31, 1999 resulted from net proceeds of approximately $1,438,000 from the issuance of Common Stock and warrants, net advance of funds of approximately $61,000 from Agway and $115,000 from the conversion of restricted cash to cash and cash equivalents, offset by approximately $107,000 used for the repayment of debt and capital lease obligations.

        At December 31, 1999, the Company's cash and cash equivalents were approximately $356,000. On January 7, 2000, the Company received $900,000 in cash from the sale of Deltco. The Company believes that its existing sources of liquidity and anticipated revenue, cash proceeds from the sale of Deltco and proceeds from Agway's warrant exercise for 500,000 shares of Common Stock on March 3, 2000, will satisfy the Company's projected working capital and other cash requirements through at least the next twelve months. There can be no assurance, however, that future revenue decreases or changes in the Company's plans or other events affecting the Company's operating expenses will not result in the expenditure of the Company's resources. The Company expects that it will need to raise substantial additional funds to continue its current and planned operations. The Company intends to seek additional funding from existing and potential customers or through public or private equity or debt financing. There can be no assurance that additional financing will be available on acceptable terms, or at all. The Company's ability to raise additional capital may be dependent upon the stock being quoted on the Nasdaq SmallCap Market. There can be no assurance that the Company will be able to satisfy the criteria for continued quotations on the Nasdaq SmallCap Market.


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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The information required by this item is incorporated by reference from Issuer's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with its 2000 Annual Meeting of Shareholders (the "Proxy Statement") under the headings "Proposal 1 - Election of Directors," "Compliance with Section 16(a) of the Securities Exchange Act of 1934," and "Additional Information - Management."

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

        3.  Exhibits. See Exhibit Index in part (c), below.

   (b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

   (c) Exhibit Number       Description
   ------------------       -----------

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

        10.2(1)          Registrant's 1995 Stock Option Plan (the "1995 Option Plan").

        10.3(1)          Form of Incentive Stock Option Grant under the 1995 Option Plan.

        10.4(1)          Form of Non-statutory Stock Option Grant under the 1995 Option
                         Plan.

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

        10.8(3)          Purchase and Sale Agreement dated as of January 1, 1996, by and among the Registrant, Deltco of Wisconsin, Inc., and Jack G.
                         Martinsen.

        10.9(4)          Executive Employment Agreement dated January 1, 1996, between the Registrant and Dr. Robert J. Petcavich.

        10.10(10)        Executive Employment Agreement dated November 18, 1998 and effective January 1, 1999, between the Registrant and Dr. Robert
                         J. Petcavich.

        10.11(5)(9)      Technology Development and License Agreement, dated January
                         30, 1995, between the Registrant and Cominco Fertilizers, Ltd.

        10.12(5)         Fourth Amendment to Lease, dated August 1, 1997 between the
                         Registrant and The Trustees Under the Will and of the Estate of
                         James Campbell.

        10.13(6)         Securities Purchase Agreement, dated September 19, 1997,
                         between the Registrant and Special Situations Private Equity
                         Fund, L.P.

        10.14(6)         Warrant to Purchase Common Stock, dated September 24, 1997, issued by the Registrant to Special Situations Private Equity
                         Fund, L.P.

        10.15(7)(9)      Scrap Purchase Agreement, dated June 28, 1996, between
                         Deltco and 3M.

        10.16(8)         Stock Purchase Agreement, dated November 12, 1998 between the
                         Registrant and Agway Holdings, Inc.

        10.17(8) Warrant to Purchase Common Stock, dated January 11, 1999, issued by the Registrant to Agway Holdings, Inc.

        10.18(10)        Registration Rights Agreement, dated January 11, 1999, between the Registrant and Agway Holdings, Inc.

        10.19(10)        Product Feasibility Agreement dated as of November 12, 1998 between the Registrant and Agway Consumer Products, Inc.

        10.20(10)        License Agreement dated as of November 12, 1998 between the
                         Registrant and Agway Consumer Products, Inc.

        10.21(11)        Amendment No.1 dated as of February 25, 1999 to the Form of the Warrant dated January 11, 1999 issued by the Registrant to
                         Agway Holdings, Inc.

        10.22(13)        Warrant to Purchase Common Stock, dated March 29, 1999, issued by the Registrant to LBC Capital Resources, Inc.

        10.23(12)        Amended Technology Development and License Agreement, dated
                         June 23, 1999, between the Registrant and Agrium Inc. (formerly known as Cominco Fertilizers Ltd.).

        10.24(13)        Sub-Agreement to License Agreement (Animal Feed) effective as of March 1, 2000 between the Registrant and Agway, Inc.

        10.25(13)        Sub-Agreement to License Agreement (Fruits, Vegetables, Etc.)
                         effective as of March 1, 2000 between the Registrant and Agway,
                         Inc.

        10.26(13)        Warrant to Purchase Common Stock, dated March 9, 2000, issued by the Registrant to LBC Capital Resources, Inc.

        11.1(13)         Statement of Computation of Common and Common Equivalent
                         Shares.

        23.1(13)         Consent of PricewaterhouseCoopers LLP.

        24.1             Power of Attorney. Reference is made to page 21.

        27.1(13)         Financial Data Schedule.


(1) Previously filed as an exhibit to the Registrant's Registration Statement on Form SB-2, as amended (No. 33-91984 LA) and incorporated herein by reference.

(2) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-1042) filed on February 5, 1996 and incorporated herein by reference.

(3) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on January 11, 1996, as amended by the Registrant's Current Report on Form 8-K/A (Amendment No. 1) filed on March 15, 1996 and incorporated herein by reference.

(4) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB filed for the fiscal year ended December 31, 1995 and incorporated herein by reference.

(5) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 and incorporated herein by reference.

(6) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-3 (No. 333-39845) filed on November 7, 1997, amended on December 31, 1997 and incorporated herein by reference.

(7) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB filed for the fiscal year ended December 31, 1997 and incorporated herein by reference.

(8) Previously filed with the Registrant's Definitive Proxy Statement filed on December 14, 1998 and incorporated herein by reference.

(9) Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions will be filed separately with the Securities and Exchange Commission.

(10) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB filed for the fiscal year ended December 31, 1998 and incorporated herein by reference.

(11) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999 and incorporated herein by reference.

(12) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999 and incorporated herein by reference.

(13) Filed as an exhibit to this Annual Report on Form 10-KSB.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Planet Polymer Technologies, Inc.




Dated  March 30, 2000                   By: /s/ Robert J. Petcavich
                                           -------------------------------------
                                        Robert J. Petcavich
                                        Chairman and Chief Executive Officer


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

Signature                    Title                                              Date
---------                    -----                                              ----
/s/ Robert J. Petcavich      Chairman and Chief Executive Officer               March 30, 2000
-----------------------      (Principal Executive Officer)
Robert J. Petcavich          (Principal Financial and Accounting Officer)


/s/ H. M. Busby              Director                                           March 30, 2000
-----------------------
H. M. Busby


/s/ Michael M. Coleman       Director                                           March 30, 2000
-----------------------
Michael M. Coleman


/s/ Dennis J. LaHood         Director                                           March 30, 2000
-----------------------
Dennis J. LaHood


/s/ Thomas A. Landshof       Director                                           March 30, 2000
-----------------------
Thomas A. Landshof

                                    APPENDIX

                              FINANCIAL STATEMENTS

             INDEX TO FINANCIAL STATEMENTS -- ITEM 7 OF FORM 10-KSB

   Report of Independent Accountants..........................................................F-2

   Consolidated Financial Statements and Notes:

   Balance Sheet as of December 31, 1999......................................................F-3

   Statements of Operations for the Years Ended December 31, 1999 and 1998....................F-4

   Statements of Shareholders' Equity for the Years Ended December 31, 1999 and 1998..........F-5

   Statements of Cash Flows for the Years Ended December 31, 1999 and 1998....................F-6

   Notes to Consolidated Financial Statements.................................................F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Planet Polymer Technologies, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Planet Polymer Technologies, Inc. and its subsidiary at December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

San Diego, California
March 27, 2000

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                 ---------------


                                                                         DECEMBER 31,
                                                                             1999
                                                                         ------------
ASSETS

Current assets:
     Cash and cash equivalents                                           $    355,645
     Accounts receivable                                                      134,917
     Inventories, net                                                         153,435
     Prepaid expenses                                                          48,740
     Net assets of discontinued operations held for sale                      914,639
                                                                         ------------
             Total current assets                                           1,607,376

Property and equipment, net of accumulated depreciation of $214,302           205,757
Patents and trademarks, net of accumulated amortization of $127,912           325,897
Other assets                                                                    7,630
                                                                         ------------
             Total assets                                                $  2,146,660
                                                                         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                    $     73,269
     Accrued payroll and vacation                                              32,056
     Other accrued expenses                                                    41,053
     Advances from related party                                               61,484
     Current portion of capital lease obligations                               7,006
                                                                         ------------
             Total current liabilities                                        214,868

Capital lease obligations, less current portion                                15,798
Other liabilities                                                             152,886
                                                                         ------------
             Total liabilities                                                383,552
                                                                         ------------

Commitments (Notes 8, 12)                                                          --

Shareholders' equity:
     Preferred Stock, no par value
         4,250,000 shares authorized
         No shares issued or outstanding                                           --
     Series A Convertible Preferred Stock, no par value
         750,000 shares authorized
         500,000 shares issued and outstanding
         Liquidation preference $1,000,000                                    804,435
     Common Stock, no par value
         20,000,000 shares authorized
         6,875,976 shares issued and outstanding                           12,426,143
     Accumulated deficit                                                  (11,467,470)
                                                                         ------------
             Total shareholders' equity                                     1,763,108
                                                                         ------------
             Total liabilities and shareholders' equity                  $  2,146,660
                                                                         ============

The accompanying notes are an integral part of the consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 ---------------


                                                                                            YEARS ENDED DECEMBER 31,
                                                                                             1999                1998
                                                                                         -----------         -----------
Sales                                                                                    $    75,600         $        --
Cost of sales                                                                                 53,862                  --
                                                                                         -----------         -----------
         Gross profit                                                                         21,738                  --
                                                                                         -----------         -----------
Operating expenses:
     General and administrative                                                              888,256             731,846
     Marketing                                                                               183,001             178,484
     Research and development, net                                                           230,129             511,804
                                                                                         -----------         -----------
         Total operating expenses                                                          1,301,386           1,422,134
                                                                                         -----------         -----------
         Loss from operations                                                             (1,279,648)         (1,422,134)
Other income, net                                                                            116,777              23,834
                                                                                         -----------         -----------
         Loss from continuing operations before income taxes                              (1,162,871)         (1,398,300)
Income tax expense                                                                              (800)               (800)
                                                                                         -----------         -----------
         Loss from continuing operations                                                  (1,163,671)         (1,399,100)
Discontinued operations:
         Income (loss) from discontinued operations, net of tax expense (benefit)
              of $13,286 and ($23,838), respectively                                         164,390            (229,443)
         Loss on disposal of discontinued operations, net of tax expense of $0              (561,277)                 --
                                                                                         -----------         -----------
         Loss from discontinued operations                                                  (396,887)        $  (229,443)
                                                                                         -----------         ===========
         Net loss                                                                        $(1,560,558)        $(1,628,543)
                                                                                         ===========         ===========
         Loss per share from continuing operations (basic and diluted)                   $     (0.18)        $     (0.26)
                                                                                         ===========         ===========
         Loss per share from discontinued operations (basic and diluted)                 $     (0.06)        $     (0.05)
                                                                                         ===========         ===========
         Net loss per share (basic and diluted)                                          $     (0.24)        $     (0.31)
                                                                                         ===========         ===========
         Shares used in per share computations                                             6,406,145           5,317,297
                                                                                         ===========         ===========

The accompanying notes are an integral part of the consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 ---------------


                                                      SERIES A PREFERRED STOCK      COMMON STOCK
                                                       ---------------------   -----------------------  ACCUMULATED
                                                        SHARES      AMOUNT      SHARES       AMOUNT       DEFICIT         TOTAL
                                                       --------   ----------   ---------  ------------  ------------   -----------
 Balance at December 31, 1997                           500,000   $  804,435   5,300,144  $ 10,940,967  $ (8,158,369)  $ 3,587,033
Issuance of Common Stock as a dividend on
    Convertible Preferred Stock on March 15, 1998            --           --      10,169        15,000       (15,000)           --
Issuance of Common Stock as a dividend on
    Convertible Preferred Stock on June 15, 1998             --           --       8,695        15,000       (15,000)           --
Issuance of Common Stock as a dividend on
    Convertible Preferred Stock on September 15, 1998        --           --      13,483        15,000       (15,000)           --
Fair market value of stock options granted to
    non-employees                                            --           --          --         8,241            --         8,241
Issuance of Common Stock as a dividend on
    Convertible Preferred Stock on December 15, 1998         --           --       8,571        15,000       (15,000)           --
 Net loss for year                                           --           --          --            --    (1,628,543)   (1,628,543)
                                                       --------   ----------   ---------  ------------  ------------   -----------
Balance at December 31, 1998                            500,000   $  804,435   5,341,062  $ 11,009,208  $ (9,846,912)  $ 1,966,731
Issuance of Common Stock and related Warrants                --           --   1,000,000     1,000,000            --     1,000,000
Common Stock issuance costs                                  --           --          --      (154,940)           --      (154,940)
Issuance of Warrants to the finder                           --           --          --         2,500            --         2,500
Issuance of Common Stock as a dividend on
    Convertible Preferred Stock on March 15, 1999            --           --       9,677        15,000       (15,000)           --
Issuance of Common Stock as a dividend on
    Convertible Preferred Stock on June 15, 1999             --           --       9,677        15,000       (15,000)           --
Issuance of Common Stock as a dividend on
    Convertible Preferred Stock on September 15, 1999        --           --       5,106        15,000       (15,000)           --
Issuance of Common Stock as a dividend on
    Convertible Preferred Stock on December 15, 1999         --           --       5,454        15,000       (15,000)           --
Warrant exercised                                            --           --     500,000       500,000            --       500,000
Stock option exercised                                       --           --       5,000         9,375            --         9,375
Net loss for year                                            --           --          --            --    (1,560,558)   (1,560,558)
                                                       --------   ----------   ---------  ------------  ------------   -----------
Balance at December 31, 1999                            500,000   $  804,435   6,875,976  $ 12,426,143  $(11,467,470)  $ 1,763,108
                                                       ========   ==========   =========  ============  ============   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 ---------------


                                                                                YEARS ENDED DECEMBER 31,
                                                                            -------------------------------
                                                                                1999                1998
                                                                            -----------         -----------
Cash flows from operating activities:
      Net loss                                                              $(1,560,558)        $(1,628,543)
      Adjustments to reconcile net loss to net cash used
          by operating activities:
          Depreciation and amortization                                         136,299             141,463
          Loss on disposal of assets                                              9,994                  --
          Deferred income taxes                                                      --             (22,649)
          Non-cash compensation expense                                              --               8,241
          (Income) loss from discontinued operations                           (164,390)            254,385
          Loss on sale of discontinued operations                               561,277                  --
      Changes in assets and liabilities:
          Accounts receivable                                                   (70,801)             (4,437)
          Inventories, net                                                     (116,635)             19,107
          Prepaid expenses and other assets                                     (10,473)             18,318
          Accounts payable and accrued expenses                                 (29,638)            112,732
          Other liabilities                                                      37,044                  --
                                                                            -----------         -----------
               Net cash used by continuing operations                        (1,207,881)         (1,101,383)
               Net cash provided (used) by discontinued operations               54,955              (9,018)
                                                                            -----------         -----------
               Net cash used by operating activities                         (1,152,926)         (1,110,401)
                                                                            -----------         -----------
Cash flows from investing activities:
      Purchases of property and equipment                                      (130,343)            (45,219)
      Proceeds from the sale of property and equipment                           14,000                  --
      Cost of patents and other                                                 (31,639)            (28,425)
                                                                            -----------         -----------
               Net cash used by investing activities                           (147,982)            (73,644)
                                                                            -----------         -----------
Cash flows from financing activities:
      Proceeds from issuance of Common Stock                                  1,509,375                  --
      Proceeds from issuance of warrants                                          2,500                  --
      Payment of equity issuance costs                                          (73,952)            (80,988)
      Principal payments on borrowings and capital lease obligations           (106,851)            (95,652)
      Advances from related party                                                61,484                  --
      Restricted cash in connection with borrowings                             114,880              (6,603)
                                                                            -----------         -----------
               Net cash provided (used) by financing activities               1,507,436            (183,243)
                                                                            -----------         -----------
               Net increase (decrease) in cash and cash equivalents             206,528          (1,367,288)
Cash and cash equivalents at beginning of year                                  149,117           1,516,405
                                                                            -----------         -----------
Cash and cash equivalents at end of year                                    $   355,645         $   149,117
                                                                            ===========         ===========

Supplemental disclosure of non-cash activity:

  Cash paid during the year for:
      Interest paid                                                         $     5,236         $    18,768
      Income taxes paid                                                          13,092              30,968

  Non-cash activities:
      Equipment purchased under capital lease obligations                   $        --         $    18,035
      Fair market value of stock options granted to non-employees                    --               8,241
      Issuance of Common Stock dividends on Preferred Stock                      60,000              60,000

The accompanying notes are an integral part of the consolidated financial statements.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. THE COMPANY

        Planet Polymer Technologies, Inc. ("Planet" or the "Company") was incorporated in August, 1991 in the State of California for the purpose of engaging in the design, development, manufacture and marketing of degradable and recycled polymer materials. The Company's proprietary polymer materials are marketed under the trademarks EnviroPlastic(R), Aquadro(TM) and AQUAMIM(R). EnviroPlastic(R) and Aquadro(TM) can be used to produce films, coatings and injection molded parts that serve as environmentally-compatible alternatives to conventional plastics. AQUAMIM(R) can be used to manufacture complex metal parts using conventional plastics molding equipment. Planet has also developed polymer technologies for Agway, Inc. ("Agway") in 1999 that are being marketed under the trademarks OptigenTM 1200 and Fresh SealTM.

        The Company sold its wholly owned subsidiary, Deltco of Wisconsin, Inc. ("Deltco") on January 7, 2000. The accompanying financial statements present the results of operations of Deltco as a discontinued operation. Accordingly, the Company's continuing operations are now comprised of one segment, the "Research and Development" business segment.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying consolidated financial statements include accounts of the Company and its wholly owned subsidiary, Deltco. All intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

        Revenue is recognized upon shipment of goods to customers.

Research and Development

        Company-sponsored research and development costs related to future products and re-design of present products are expensed as incurred. Research and development revenues from customers other than Agway and reimbursable research and development costs from Agway partially offset those incurred costs. The research and development revenues are recognized when services have been rendered or products have been shipped. The reimbursable research and development costs are recognized when services and/or products have been paid in full. The components of research and development, net are as follows:

                                                      1999              1998
                                                   ---------         ---------
Research and development expenses                  $ 727,151         $ 633,520
Research and development revenues                   (141,566)          (60,082)
Reimbursable research and development costs         (355,456)          (61,634)
                                                   ---------         ---------
      Research and development, net                $ 230,129         $ 511,804
                                                   =========         =========

Cash and Cash Equivalents

        Cash and cash equivalents include U.S. Treasury bills with original maturities of three months or less.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

        The carrying amounts shown for the Company's financial instruments approximate their fair values at December 31, 1999.

Inventories

        Inventories, which consist primarily of raw materials and finished goods, are stated at the lower of cost or market. Cost is determined using the weighted average cost method.

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

Long-Lived Assets

        The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. The Company has identified no such impairment losses during 1999 or 1998.

Income Taxes

        The Company accounts for income taxes using the liability method. Current income tax expense is the amount of income taxes expected to be payable for the current year. Deferred income taxes are recognized for the tax consequences in future years for differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end ("temporary differences") based on enacted tax laws and statutory rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share

        Earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. Dilutive potential common shares consist of the incremental common shares issuable upon conversion of convertible preferred stock (using the "if converted" method) and exercise of stock options and warrants (using the treasury stock method) for all periods.

        The Company has excluded all convertible preferred stock and outstanding stock options and warrants from the calculation of diluted loss per share for the years ended December 31, 1999 and 1998 because all such securities are anti-dilutive for these periods. The total number of potential common shares excluded from the calculation of diluted loss per share for the years ended December 31, 1999 and 1998 was 3,472,900 and 1,733,386, respectively.

401 (K) Plan

        The Company provides a defined contribution 401(k) savings plan (the "401(k) Plan") in which all full-time employees of the Company are eligible to participate. Eligible employees may contribute up to fifteen percent (15%) of their pre-tax salary to the 401(k) Plan subject to IRS limitations. Company contributions to the 401(k) Plan are at the discretion of the Board of Directors. There were no Company contributions charged to operations related to the 401(k) Plan in 1999.

3. DISCONTINUED OPERATIONS

        On December 30, 1999, the Company and its wholly owned subsidiary Deltco entered into a Stock Purchase Agreement (the "Purchase Agreement") with Daniel
B. Mettler and Randy J. Larson (together, the "Buyers") whereby the Company agreed to sell and the Buyers agreed to purchase all of the outstanding shares of stock of Deltco for an aggregate purchase price of $1,000,000. The Buyers are management employees of Deltco and the purchase price was determined during arms-length negotiations between the parties.

        Deltco, which was previously reported as part of the "Manufacturing and Reprocessing" business segment, is being reported as a discontinued operation as of December 31, 1999. Deltco's net revenues for the year ended December 31, 1999 were approximately $2,032,000 and the Company recognized a net loss from discontinued operations of approximately $397,000. The net assets held for sale that are included in the accompanying financial statements consist primarily of Deltco's accounts receivable of $405,000, inventories of $187,000, property and equipment of $478,000 and accounts payable and other liabilities of $147,000.

        The sale of Deltco was finalized on January 7, 2000. The Company received $900,000 in cash and a secured promissory note in the amount of $100,000. This note is collateralized by all of the equipment, accounts, inventory, supplies and personal property now held or hereafter acquired by Deltco.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. LIQUIDITY AND CAPITAL RESOURCES

        The Company has incurred losses since inception. For the years ended December 31, 1999 and 1998, the Company had net losses of approximately $1,561,000 and $1,629,000, respectively. As of December 31, 1999, the Company had an accumulated deficit of approximately $11,467,000. The Company believes that its existing sources of liquidity and anticipated revenue, cash proceeds from the sale of Deltco (Note 3) and proceeds from Agway's warrant exercise for 500,000 shares of Common Stock on March 3, 2000 (Note 13), will satisfy the Company's projected working capital and other cash requirements through at least the next twelve months. Thereafter, the Company's future capital requirements will be dependent upon many factors, including, but not limited to, costs associated with the continued research and development of the Company's proprietary polymer materials, costs associated with the filing and enforcement of the Company's patents, costs associated with manufacturing scale-up and market acceptance, and the timing thereof, of the Company's products. The Company will likely need to secure additional financing through partnership arrangements or through the issuance of additional equity and/or debt securities or through other means. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. Further, there can be no assurance that the Company will be able to generate positive cash flows or profitability in the future.

5. CONCENTRATIONS OF CREDIT RISK

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company invests its excess cash in United States government securities and money market funds. The Company limits the amount of credit exposure to any one entity. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other information. Credit losses were not significant to the Company during 1999 or 1998.

        During 1999, 100% of the Company's revenues was derived from one customer. At December 31, 1999, approximately 85% of the Company's accounts receivable balance was due from this customer.

6. INVENTORIES

        Inventories at December 31, 1999 consist of the following:

                   Raw materials                 $63,070
                   Finished goods                 90,365
                                                --------
                                                $153,435
                                                ========

7. PROPERTY AND EQUIPMENT

        Property and equipment is comprised of the following at December 31, 1999:

                      Machinery and equipment           $ 384,477
                      Furniture and fixtures               26,274
                      Vehicles and trailers                 9,308
                                                        ---------
                                                          420,059
                      Less: Accumulated depreciation     (214,302)
                                                        ---------
                                                        $ 205,757
                                                        =========

        Depreciation expense charged to continuing operations in 1999 and 1998 was $80,258 and $80,126, respectively. Depreciation expense charged to discontinued operations in 1999 and 1998 was $71,433 and $71,842, respectively.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. COMMITMENTS

        The Company leases its facility and certain office equipment under non-cancelable operating leases which expire on various dates through October 9, 2004. The Company also leases certain equipment under a capital lease with a maturity date of October 1, 2002 and interest rate of 15.8%. Machinery and equipment under capital lease obligations totaled $34,950 and related accumulated amortization totaled $14,563 as of December 31, 1999.

        Future minimum payments under non-cancelable leases are as follows:


                                             Capital        Operating
                                             Leases          Leases
                                            --------        --------
                     2000                   $ 10,116        $ 69,176
                     2001                     10,116          70,590
                     2002                      8,149          41,029
                     2003                         --           2,277
                     2004                         --           1,708
                                            --------        --------
Total minimum lease payments                  28,381        $184,780
                                                            ========
 Less: Interest portion                       (5,577)
                                            --------
 Present value of net minimum
       lease payments                         22,804

 Less: Current portion of capital
       lease obligations                      (7,006)
                                            --------
 Long-term capital lease obligations        $ 15,798
                                            ========


        Rent expense charged to continuing operations in 1999 and 1998 was $63,655 and $61,563, respectively. Rent expense charged to discontinued operations in 1999 and 1998 was $114,263 and $114,427, respectively.

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

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. INCOME TAXES

    The components of income tax (expense) benefit are as follows:

                                     1999             1998
                                  --------         --------
            Federal
                  Current         $     --         $     --
                  Deferred              --               --
            State
                  Current             (800)            (800)
                  Deferred          23,838          (13,286)
                                  --------         --------
                  Total           $ 23,038         $(14,086)
                                  ========         ========

    The differences between income tax (expense) benefit provided at the Company's effective rate and the federal statutory rate (34%) are as follows:

                                                          1999              1998
                                                       ---------         ---------
            Federal benefit at statutory rate          $ 525,492         $ 561,810
            State taxes, net of federal benefit           (9,297)           15,206
            Disallowed losses                           (190,525)               --
            Nondeductible expenses                       (14,976)          (13,966)
            Valuation allowance                         (324,780)         (540,012)
                                                       ---------         ---------
                  Total                                $ (14,086)        $  23,038
                                                       =========         =========

    Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 1999 are as follows:

                                                                    1999
                                                                -----------
            Net operating loss carryforwards                    $ 3,646,352
            Tax credit carryforwards                                 99,641
            Reserves, accrued expenses and other                    310,367
            Property and equipment and intangible assets           (172,421)
                                                                -----------
                                                                  3,883,939
            Less: Valuation allowance                            (3,864,801)
                                                                -----------
                  Net deferred tax asset                        $    19,138
                                                                ===========

        The Company has determined that a full valuation allowance for Federal and California tax purposes is necessary due to the Company's lack of historical earnings. The net deferred tax asset balance reflected above relates to deferred taxes associated with the state of Wisconsin where Deltco has historically generated income despite its loss in 1998.

        At December 31, 1999, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $9,815,000 and for California and Wisconsin state tax purposes of approximately $3,372,000 and $141,000, respectively. The Company's California loss carryforwards expire in 2000 through 2004 and Federal loss carryforwards begin to expire in 2006. Loss carryforwards related to Wisconsin expire in 2014. The Company also has available tax credit carryforwards for Federal, California and Wisconsin tax purposes of approximately $50,000, $42,000 and $8,000, respectively. Some of these tax credit carryforwards will begin to expire in 2007.

        The Company's annual utilization of net operating loss and tax credit carryforwards may be limited if the Company's ownership were to change in the future, as defined by Sections 382 and 383 of the Internal Revenue Code.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. SHAREHOLDERS' EQUITY

Preferred Stock

        On September 19, 1997, the Company issued to one investor (the "Investor") 500,000 shares of its Series A Convertible Preferred Stock ("Series A Preferred") at $1.85 per share. The holder of the Series A Preferred is entitled to receive quarterly dividends at an annual rate of 6% payable in shares of the Company's Common Stock. Each share of Series A Preferred is convertible at the option of the holder into shares of Common Stock of the Company. Due to certain anti-dilution adjustments as a result of the private equity transaction consummated on January 11, 1999, the conversion rate of the Series A Preferred into shares of Common Stock was adjusted from one-to-one to approximately 1 to 1.17647. The Series A Preferred will automatically convert if the average market price of the Company's Common Stock for a certain number of consecutive days is $6.00 or above. On January 20, 2000, the Investor converted 102,000 shares of Preferred Stock into 119,997 shares of Common Stock. At the option of the Company, the Series A Preferred can be redeemed at any time if the average market price of the Company's Common Stock for a certain number of consecutive days is $5.00 or above. The holder of the Series A Preferred is entitled to one vote for each share of Common Stock issuable upon conversion. Upon liquidation or dissolution of the Company, the Series A Preferred has a liquidation preference of $2.00 per share. All per share rights and benefits are subject to adjustment upon the occurrence of certain events.

Common Stock

        In November 1998, the Company entered into a Stock Purchase Agreement with a subsidiary of Agway whereby Agway purchased 1,000,000 shares of Planet's Common Stock for $1,000,000 and received a warrant to purchase up to 2,000,000 additional shares of Common Stock at a price of $1.00 per share. The stock purchase transaction was completed in January 1999 with the Company's shareholders' approval. Additionally, in February 1999, the Company received a commitment from Agway whereby Agway agreed to exercise its warrant to acquire up to 500,000 shares of the Company's Common Stock after July 1, 1999 at the Company's request, in the event that the Company's cash flows are less than currently projected and are insufficient to fund its operating requirements. On November 5, 1999, at the Company's request, Agway exercised the warrant with respect to 500,000 shares of the Company's Common Stock on the terms, and subject to conditions, set forth in the warrant and the Company received $500,000 in connection with such exercise.

Warrants

        On September 24, 1997, the Company issued to the Investor of the Series A Preferred, for $75,000, a warrant to purchase up to 375,000 shares of the Company's Common Stock at an exercise price of $2.75 per share. In addition, as partial consideration for services rendered in connection with the issuance of the Series A Preferred and the Warrant to the Investor, the Company issued to the finder, for $2,500, a five-year warrant to purchase up to 50,000 shares of the Company's Common Stock at an exercise price of $4.16 per share. Upon receiving the $1,000,000 proceeds from the Common Stock issuance to Agway on January 11, 1999, the Company was required to make certain anti-dilution adjustments to the warrant issued to the finder. The number of shares issuable under the warrant and the exercise price per warrant were adjusted to 64,635 shares and an exercise price of $3.22 per warrant, respectively.

        After receiving the $1,000,000 proceeds from Agway pursuant to its purchase of Common Stock on January 11, 1999, the Company was required to (i) pay a $60,000 cash transaction fee to the finder, LBC Capital Resources, Inc. ("LBC"), and (ii) issue LBC five-year warrants to purchase 50,000 shares of Common Stock with an exercise price of $4.125 per warrant, in exchange for $2,500. These warrants were issued March 29, 1999, pursuant to an exemption from registration for transactions not involving a public offering. In connection with Agway's stock purchase transaction in January 1999 and pursuant to the terms of the warrants issued to LBC, the Company was required to increase the number of shares of Common Stock per the warrants to 59,243 and reduce the exercise price to $3.5131 per warrant.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. SHAREHOLDERS' EQUITY (CONTINUED)

        At December 31, 1999, the following exercisable warrants to purchase the Company's Common Stock were outstanding:

                                        Underlying
                                          Shares        Exercise Price        Expiration Date
                                        ----------      --------------        ---------------
            Advisor warrants               59,723        $2.23 - $3.88          2000 - 2003
            Underwriter warrants          115,000            $7.20                 2000
            Investor warrants           1,962,444        $1.00 - $2.23          2000 - 2002
            Other warrants                123,757        $3.22 - $3.51          2002 - 2004
                                        ---------
                                        2,260,924
                                        =========

        All per share rights and benefits are subject to adjustment upon the occurrence of certain events. All the numbers in the above table reflect the anti-dilution adjustments due to the private equity transaction consummated on January 11, 1999.

Options

        The Company has a 1995 Stock Option Plan (the "1995 Option Plan") under which incentive stock options and non-statutory stock options to acquire an aggregate of 500,000 shares of Common Stock may be granted to employees, non-employee directors and consultants to the Company. Incentive stock options may be granted only to employees of the Company whereas non-statutory options may be granted to employees, directors and consultants. The terms of stock options granted under the 1995 Option Plan are determined by the Board of Directors. Stock options may be granted for periods of up to ten years at a price per share not less than the fair market value of the Company's Common Stock at the date of grant for incentive stock options and not less than 85% of the fair market value of the Company's Common Stock at the date of grant for non-statutory stock options. In the case of stock options granted under the 1995 Option Plan to employees, directors or consultants who, at the time of grant of such options, own stock possessing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair market value of the Company's Common Stock at the date of grant. Additionally, the term of stock option grants under the 1995 Option Plan is limited to five years if the grantee owns in excess of 10% of the voting power of all classes of stock of the Company at the time of grant. The vesting provisions of individual options may vary but in each case will provide for vesting of at least 20% per year of the total number of shares subject to the option.

        The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net loss as if the fair value method had been applied in measuring compensation expense. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value method at the grant dates for awards under this plan, the Company's net loss and loss per share for 1999 and 1998 would have been increased to the pro forma amounts indicated below:

                                1999                             1998
                   -------------------------------   -------------------------------
                    Net Loss        Loss per Share     Net Loss       Loss per Share
                   ------------     --------------   ------------     --------------
As reported        $(1,560,558)        $(0.24)       $(1,628,543)        $(0.31)
Pro forma          $(1,683,226)        $(0.26)       $(1,720,645)        $(0.32)

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. SHAREHOLDERS' EQUITY (CONTINUED)

        The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1999 and 1998: an expected life of 4 and 3.7 years, expected volatility of 93.10% and 82.49%, no dividend yield and a risk-free interest rate of 5.62% and 4.96%, respectively, represented by the interest rate on U.S. Treasury securities with a term of maturity equal to the option's expected time to exercise on the dates of grant. The weighted average fair value of options granted during 1999 and 1998 was approximately $1.20 and $0.96 per option, respectively.

        On July 1, 1999, the Company's Board of Directors granted incentive stock options to purchase 12,500 shares of Common Stock at an exercise price of $1.50 per share to an employee under the 1995 Option Plan. Of such options, 4,166 shall vest on June 30, 2000, 4,167 shall vest on June 30, 2001 and 4,167 shall vest on June 30, 2002. All of such options expire on June 30, 2009. As of December 31, 1999, none of these options have been exercised.

        On May 21, 1999, the Company's Board of Directors granted non-statutory stock options to purchase 66,083 shares of Common Stock at an exercise price of $1.813 per share to non-employee directors under the 1995 Option Plan. These options were fully vested at the date of grant and expire on May 20, 2009. As of December 31, 1999, none of these options have been exercised.

        On February 24, 1999, the Company's Board of Directors granted non-statutory stock options to purchase 6,000 shares of Common Stock at an exercise price of $1.563 per share to a non-employee director under the 1995 Option Plan. These options were fully vested at the date of grant and expire on February 23, 2009. As of December 31, 1999, none of these options have been exercised.

        On November 18, 1998, the Company's Board of Directors granted incentive stock options to purchase 125,000 shares of Common Stock at an exercise price of $1.65 per share to the Company's Chief Executive Officer who is also a significant shareholder of the Company under the 1995 Option Plan. These options were granted in connection with a certain employment agreement between the officer and the Company (Note 8). Of such options, 25,000 were immediately vested at the grant date, 35,000 shall vest on the first anniversary, 35,000 on the second anniversary and 30,000 on the third anniversary. All of such options expire on November 17, 2003. As of December 31, 1999, none of these options have been exercised.

        On July 1, 1998, the Company's Board of Directors granted incentive stock options to purchase 12,500 shares of Common Stock at an exercise price of $1.625 per share to an employee under the 1995 Option Plan. These options became fully vested on December 31, 1998 and expire on June 30, 2008. As of December 31, 1999, none of these options have been exercised.

        On May 21, 1998, the Company's Board of Directors granted non-statutory stock options to purchase 36,000 shares of Common Stock at an exercise price of $2.00 per share to non-employee directors under the 1995 Option Plan. These options were fully vested at the date of grant and expire on May 20, 2008. As of December 31, 1999, none of these options have been exercised.

        On April 29, 1998, the Company's Board of Directors granted non-statutory stock options to purchase 10,000 shares of Common Stock at an exercise price of $1.75 per share to a scientific advisor of the Company under the 1995 Option Plan. These options vest ratably over one year and expire on April 28, 2008. In connection with this transaction, the Company recorded a charge to income of $8,241 based upon application of the Black-Scholes option pricing model. As of December 31, 1999, none of these options have been exercised.

        On February 13, 1998, the Company's Board of Directors granted incentive stock options to purchase 5,000 shares of Common Stock at an exercise price of $1.875 per share to an employee under the 1995 Option Plan. These options were fully vested as of the date of grant and expire on February 12, 2008. On March 30, 1999, these options were exercised.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. SHAREHOLDERS' EQUITY (CONTINUED)

   A summary of stock option activity during 1999 and 1998 follows:



                                          1995 Stock Option Plan              Other Options
                                       ----------------------------   ----------------------------
                                                         Weighted                      Weighted
                                       Underlying     Avg. Exercise   Underlying     Avg. Exercise
                                         Shares           Price         Shares          Price
                                       ----------     -------------   ----------     -------------
Outstanding at December 31, 1997         256,459         $4.631         226,274         $4.591
      Granted / reissued                 188,500          1.726              --             --
      Exercised                               --             --              --             --
      Forfeited / expired                (25,000)         3.875              --             --
                                       ----------                     ----------
Outstanding at December 31, 1998         419,959          3.373         226,274          4.591
      Granted                             84,583          1.749              --             --
      Exercised                           (5,000)         1.875              --             --
      Forfeited / expired                (75,620)         7.753         (26,455)         3.780
                                       ----------                     ----------
Outstanding at December 31, 1999         423,922          2.285         199,819          4.699
                                       ==========                     ==========

        Other Options listed above include non-statutory stock options issued to key personnel prior to the adoption of the 1995 Stock Option Plan.

        The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:

                                                     Weighted-
                                 Outstanding          Average          Exercisable
            Range of                as of            Remaining            as of
            Exercise               December          Contractual        December
             Prices                31, 1999         Life (years)        31, 1999
            --------             -----------        ------------       -----------
        $1.500 to $2.500           273,083             8.91              195,583
        $2.750 to $4.125           256,658             2.61              256,658
        $5.100 to $6.000            94,000             4.08               94,000
                                 -----------                           -----------
                                   623,741             5.13              546,241
                                 ===========                           ===========

11. RELATED PARTY TRANSACTIONS

        In November 1998, the Company and Agway entered into an agreement relating to the funding by Agway of a feasibility study (the "Feasibility Agreement") of the Company's polymer technology for use in agricultural products (other than fertilizers and certain biological products) and food products. Under the terms of the Feasibility Agreement, Planet will be reimbursed for certain qualifying research and development costs relating to such applications. During 1999 and 1998, the Company recorded reimbursable research and development costs of $355,456 and $61,634, respectively from Agway under the Feasibility Agreement.

        Also in November 1998, the Company granted Agway an exclusive worldwide license in connection with the Company's technology for time-release coatings for a variety of agricultural and food products (the "License Agreement"). The License Agreement outlines the general terms and conditions for the rights granted Agway thereunder. The Company and Agway agreed to execute further sub-agreements specifying the royalties to be paid to the Company for Agway's use of the Company's technology with certain products. During 1999 and 1998, the Company received no royalties payments from Agway.

        Agway Holdings Inc., an indirect wholly owned subsidiary of Agway, is a beneficial owner of more than 10% of the Company's Common Stock since January 11, 1999.

                PLANET POLYMER TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. RELATED PARTY TRANSACTIONS (CONTINUED)

        The Company leased primarily all of Deltco's operating facilities from the brother of Deltco's former president and from a partnership owned 50% by Deltco's former president. Rents of $56,886 were paid in 1998, prior to the former President's resignation in June 1998.

12. LEGAL PROCEEDINGS

        In November 1998, the Company initiated litigation against Brian To, a former director, officer and consultant of the Company, Tarrenz Inc. and Tarrenz Management Consultants, Inc., entities owned by Brian To (collectively referred to as the "defendants"), in the Superior Court of the State of California for the County of San Diego. The complaint alleges breach of contract, breach of fiduciary duty and other tort claims arising from services the defendants performed for or on behalf of the Company. The Company is seeking recovery of compensation, stock, stock options and expense reimbursements. In response to the Complaint, the defendants filed a Motion to Compel Arbitration. The Court issued an order compelling the case to arbitration on Friday, March 12, 1999. On April 26, 1999, the defendants answered and denied the allegations of the complaint and filed a cross-complaint against the Company alleging breach of contract, misrepresentation, slander, intentional infliction of emotional distress and fraud. The arbitration date, previously set for February 28, 2000, will be rescheduled due to a potential conflict of interest which was discovered with respect to defendants' counsel. In light of the limited discovery allowed in arbitration, it is difficult to evaluate defendants' claims, however, in the opinion of management, the ultimate resolution of this litigation is not expected to have a material adverse effect on the Company's financial position or results of operations.

13. SUBSEQUENT EVENTS

        Agway exercised warrants to purchase 500,000 shares of Common Stock on November 5, 1999 and March 3, 2000. After receiving cumulative proceeds of $1,000,000 from Agway, the Company was required to (i) pay a $60,000 cash transaction fee to LBC, and (ii) issue LBC five-year warrants to purchase 50,000 shares of Common Stock with an exercise price of $4.1625 per warrant, in exchange for $2,500. These warrants were issued March 9, 2000 pursuant to an exemption from registration for transactions not involving a public offering. In connection with Agway's stock purchase transaction in January 1999 and pursuant to the terms of the warrants issued to LBC, the Company may be required to make certain anti-dilution adjustments to the warrants issued to LBC. Accordingly, the Company may issue additional shares of Common Stock and reduce the exercise price of the outstanding warrants. It is too early to determine the anti-dilution amount, if any.

        Also in November 1998, the Company granted Agway an exclusive worldwide license (the "License Agreement") to all current and future products that utilize Planet's polymer technology for agricultural and food related purposes (other than products already covered by existing agreements). Under the terms of the License Agreement, Agway has the exclusive right to grant licenses and sublicenses to other parties on the technology developed under the License Agreement. The Company and Agway agreed to execute further sub-agreements ("Sub-Agreement") to specify the royalties to be paid to the Company for Agway's use of the Company's technology on certain specific products. In March 2000, the Company and Agway entered into a Sub-Agreement with respect to animal feed products incorporating Planet's patented/patent pending coatings and/or polymer systems. Also in March 2000, the Company and Agway entered into another Sub-Agreement with respect to Planet's patented/patent pending coatings and/or polymer systems sold for use on fruits, vegetables, floral and nursery items.

        The sale of Deltco (Note 3) was finalized on January 7, 2000. The Company received $900,000 in cash and a secured promissory note in the amount of $100,000. This note is collateralized by all of the equipment, accounts, inventory, supplies and personal property now held or hereafter acquired by Deltco.