Form 10QSB
period 2000-03-31
PLANET POLYMER TECHNOLOGIES INC
filed 2000-05-15
CIK 896861

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For Quarterly Period Ended March 31, 2000


        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                               Commission File Number: 0-26804

        PLANET POLYMER TECHNOLOGIES, INC.
        ----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its character)

        CALIFORNIA                                 33-0502606
        ----------------------------------------------------------------------
        (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)             Identification No.)

        9985 Businesspark Avenue, San Diego, California          92131
        ----------------------------------------------------------------------
        (Address of principal executive offices)                 (Zip Code)

        (858) 549-5130
        ----------------------------------------------------------------------
        (Issuer's telephone number, including area code)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

        [X]  YES                  [ ]   NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Class                          Outstanding at March 31, 2000
        -----                          -----------------------------
        Common Stock, no par value     7,608,708

                              PLANET POLYMER TECHNOLOGIES, INC.
                                 FORM 10-QSB QUARTERLY REPORT
                                 QUARTER ENDED MARCH 31, 2000



                                            INDEX

                                                                                 PAGE NO.
                                                                                 --------
PART I - FINANCIAL INFORMATION

        Item 1        Balance Sheet (Unaudited)
                      March 31, 2000                                                   2

                      Statements of Operations (Unaudited)
                      Three Months Ended March 31, 2000 and 1999                       3

                      Statement of Shareholders' Equity (Unaudited)
                      Three Months Ended March 31, 2000                                4

                      Statements of Cash Flows (Unaudited)
                      Three Months Ended March 31, 2000 and 1999                       5

                      Notes to Unaudited Financial Statements                          6

        Item 2        Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                    8

PART II - OTHER INFORMATION

        Item 1        Legal Proceedings                                                12

        Item 2        Changes in Securities                                            12

        Item 3        Defaults upon Senior Securities                                  12

        Item 4        Submission of Matters to a Vote of Security Holders              12

        Item 5        Other Information                                                12

        Item 6        Exhibits and Reports on Form 8K                                  13

SIGNATURES                                                                             14

                           PLANET POLYMER TECHNOLOGIES, INC.

                               BALANCE SHEET (UNAUDITED)
                                    ---------------

                                                                            MARCH 31,
                                                                              2000
                                                                         ------------
ASSETS

Current assets:
    Cash and cash equivalents                                            $  1,374,022
    Accounts receivable                                                        70,575
    Note receivable                                                             6,942
    Inventories, net                                                          167,443
    Prepaid expenses                                                           40,676
                                                                         ------------
          Total current assets                                              1,659,658

Property and equipment, net of accumulated depreciation of $226,892           196,066
Patents and trademarks, net of accumulated amortization of $134,435           336,323
Note receivable, less current portion                                          91,407
Other assets                                                                    6,375
                                                                         ------------
          Total assets                                                   $  2,289,829
                                                                         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                     $     85,597
    Accrued expenses                                                           48,235
    Advances from related party                                                 7,568
    Current portion of capital lease obligations                                7,286
                                                                         ------------
          Total current liabilities                                           148,686

Capital lease obligations, less current portion                                13,867
Other liabilities                                                             152,886
                                                                         ------------
          Total liabilities                                                   315,439
                                                                         ------------

Shareholders' equity:
    Preferred Stock, no par value
       4,250,000 shares authorized
       No shares issued or outstanding                                             --
    Series A Convertible Preferred Stock, no par value
       750,000 shares authorized
       321,500 shares issued and outstanding
       Liquidation preference $1,000,000                                      517,251
    Common Stock, no par value
       20,000,000 shares authorized
       7,608,708 shares issued and outstanding                             13,228,263
    Accumulated deficit                                                   (11,771,124)
                                                                         ------------
          Total shareholders' equity                                        1,974,390
                                                                         ------------
          Total liabilities and shareholders' equity                     $  2,289,829
                                                                         ============


    The accompanying notes are an integral part of the financial statements.

                       PLANET POLYMER TECHNOLOGIES, INC.

                      STATEMENTS OF OPERATIONS (UNAUDITED)
                                ---------------

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                               -----------------------------
                                                                                  2000              1999
                                                                               -----------       -----------
Sales                                                                          $   161,272       $        --
Cost of sales                                                                      116,563                --
                                                                               -----------       -----------
        Gross profit                                                                44,709                --
                                                                               -----------       -----------
Operating expenses:
     General and administrative                                                    245,573           223,548
     Marketing                                                                      41,982            35,334
     Research and development, net                                                  63,010            50,962
                                                                               -----------       -----------
        Total operating expenses                                                   350,565           309,844
                                                                               -----------       -----------
        Loss from operations                                                      (305,856)         (309,844)
Other income (expense), net                                                         14,938            (4,825)
                                                                               -----------       -----------
        Loss from continuing operations before income taxes                       (290,918)         (314,669)
Income tax expense                                                                    (800)             (800)
                                                                               -----------       -----------
        Loss from continuing operations                                           (291,718)         (315,469)
Discontinued operations:
        Income from discontinued operations, net of tax expense of $1,472               --            17,163
                                                                               -----------       -----------
        Income from discontinued operations                                             --            17,163
                                                                               -----------       -----------
        Net loss                                                               $  (291,718)      $  (298,306)
                                                                               ===========       ===========
        Loss per share from continuing operations (basic and diluted)          $     (0.04)      $     (0.05)
                                                                               -----------       -----------
        Income per share from discontinued operations (basic and diluted)      $        --       $        --
                                                                               -----------       -----------
        Net loss per share (basic and diluted)                                 $     (0.04)      $     (0.05)
                                                                               ===========       ===========
        Shares used in per share computations                                    7,135,026         6,220,616
                                                                               ===========       ===========

    The accompanying notes are an integral part of the financial statements.

                        PLANET POLYMER TECHNOLOGIES, INC.

                 STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                                 ---------------

                                            SERIES A PREFERRED STOCK          COMMON STOCK
                                            ------------------------     ------------------------   ACCUMULATED
                                              SHARES        AMOUNT        SHARES         AMOUNT        DEFICIT           TOTAL
                                            ----------     ---------     ---------   ------------   -------------      -----------
Balance at December 31, 1999                   500,000     $ 804,435     6,875,976   $ 12,426,143    $(11,467,470)     $1,763,108
Conversion of Series A Preferred Stock into
    Common Stock on January 20, 2000          (102,000)     (164,105)      119,997        164,105              --              --
Stock Options exercised for cash on
    February 15, 2000                               --            --        10,000         30,250              --          30,250
Stock Options exercised for cash on
    March 2, 2000                                   --            --        10,000         30,250              --          30,250
Warrants exercised on March 3, 2000                 --            --       500,000        500,000              --         500,000
Transaction fee to the finder                       --            --            --        (60,000)             --         (60,000)
Issuance of Warrants to the finder on
    March 9, 2000                                   --            --            --          2,500              --           2,500
Issuance of Common Stock as a dividend on
   Convertible Preferred Stock on
   March 15, 2000                                   --            --         2,736         11,936         (11,936)             --
Conversion of Series A Preferred Stock into
    Common Stock on March 28, 2000             (76,500)     (123,079)       89,999        123,079              --              --
Net loss for the three months ended
    March 31, 2000                                  --            --            --             --        (291,718)       (291,718)
                                              --------     ---------     ---------   ------------    ------------      ----------
Balance at March 31, 2000                      321,500     $ 517,251     7,608,708   $ 13,228,263    $(11,771,124)     $1,974,390
                                              ========     =========     =========   ============    ============      ==========

    The accompanying notes are an integral part of the financial statements.

                                 PLANET POLYMER TECHNOLOGIES, INC.

                               STATEMENTS OF CASH FLOWS (UNAUDITED)
                                          ---------------

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         --------------------------
                                                                            2000           1999
                                                                         -----------    -----------
Cash flows from operating activities:
     Net loss                                                            $  (291,718)   $  (298,306)
     Adjustments to reconcile net loss to net cash used
        by operating activities:
        Depreciation and amortization                                         19,112         35,652
        Loss on disposal of assets                                                --          9,994
        Income from discontinued operations                                       --        (17,163)
     Changes in assets and liabilities:
        Accounts receivable                                                   64,342        (79,142)
        Inventories, net                                                     (14,008)         4,534
        Prepaid expenses and other assets                                      9,318          3,811
        Accounts payable and accrued expenses                                (12,546)      (128,035)
                                                                         -----------    -----------
           Net cash used by continuing operations                           (225,500)      (468,655)
           Net cash provided by discontinued operations                           --         70,986
                                                                         -----------    -----------
           Net cash used by operating activities                            (225,500)      (397,669)
                                                                         -----------    -----------
Cash flows from investing activities:
     Purchases of property and equipment                                      (2,898)       (66,938)
     Cost of patents and other                                               (16,949)       (20,678)
     Proceeds from the sale of subsidiary                                    814,639             --
     Payments from note receivable                                             1,651             --
                                                                         -----------    -----------
           Net cash provided (used) by investing activities                  796,443        (87,616)
                                                                         -----------    -----------
Cash flows from financing activities:
     Proceeds from issuance of Common Stock                                       --      1,000,000
     Proceeds from issuance of warrants                                        2,500          2,500
     Proceeds from warrants exercised                                        500,000             --
     Payment of equity issuance costs                                        (60,000)       (73,952)
     Proceeds from stock options exercised                                    60,500          9,375
     Principal payments on borrowings and capital lease obligations           (1,650)       (97,810)
     Advances from related party                                             (53,916)        73,333
     Restricted cash in connection with borrowings                                --        114,880
                                                                         -----------    -----------
           Net cash provided by financing activities                         447,434      1,028,326
                                                                         -----------    -----------
           Net increase in cash and cash equivalents                       1,018,377        543,041
Cash and cash equivalents at beginning of year                               355,645        149,117
                                                                         -----------    -----------
Cash and cash equivalents at end of year                                 $ 1,374,022    $   692,158
                                                                         ===========    ===========

Supplemental disclosure of non-cash activity:
     Issuance of Common Stock dividends on Preferred Stock               $    11,936    $    15,000
     Issuance of note receivable in connection with sale of subsidiary       100,000             --




    The accompanying notes are an integral part of the financial statements.

                              PLANET POLYMER TECHNOLOGIES, INC.
                           NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.  Basis of Presentation

   In management's opinion, the accompanying unaudited financial statements of Planet Polymer Technologies, Inc. ("Planet" or the "Company") have been prepared in accordance with the interim reporting requirements of Form 10-QSB, pursuant to the rules and regulations of the Securities and Exchange Commission. However, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

   In management's opinion, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000. For additional information, refer to the Company's consolidated financial statements and notes thereto for the year ended December 31, 1999 contained in the Company's Form 10-KSB for the fiscal year ended December 31, 1999.

   Certain prior period amounts have been reclassified to conform to the current period presentation.

2.  Discontinued Operations

   On December 30, 1999, the Company and its wholly owned subsidiary, Deltco of Wisconsin, Inc. ("Deltco"), entered into a Stock Purchase Agreement (the "Purchase Agreement") with Daniel B. Mettler and Randy J. Larson (together, the "Buyers") whereby the Company agreed to sell and the Buyers agreed to purchase all of the outstanding shares of stock of Deltco for an aggregate purchase price of $1,000,000. The Buyers are management employees of Deltco.

   The sale of Deltco was finalized on January 7, 2000. The Company received $900,000 in cash and a secured promissory note in the amount of $100,000. This note is collateralized by all of the equipment, accounts, inventory, supplies and personal property now held or hereafter acquired by Deltco.

   The accompanying financial statements present the results of operations of Deltco as a discontinued operation for the three months ended March 31, 1999. Accordingly, the Company's continuing operations are now comprised of one segment, the "Research and Development" business segment.

3.  Shareholders' Equity

   Agway exercised warrants to purchase 500,000 shares of the Company's Common Stock on both November 5, 1999 and March 3, 2000. After receiving cumulative proceeds of $1,000,000 from Agway, the Company was required to (i) pay a $60,000 cash transaction fee to LBC Capital Resources, Inc. ("LBC"), and (ii) issue LBC five-year warrants to purchase 50,000 shares of Common Stock with an exercise price of $4.1625 per warrant, in exchange for $2,500. These warrants were issued March 9, 2000 pursuant to an exemption from registration for transactions not involving a public offering.

                        PLANET POLYMER TECHNOLOGIES, INC.
              NOTES TO UNAUDITED FINANCIAL STATEMENTS - (CONTINUED)


3.  Shareholders' Equity (Continued)

   The holder of the Series A Convertible Preferred Stock ("Series A Preferred") is entitled to receive quarterly dividends at an annual rate of 6% payable in shares of the Company's Common Stock. Each share of Series A Preferred is convertible at the option of the holder into shares of Common Stock of the Company. On January 20, 2000, 102,000 shares of Preferred Stock were converted into 119,997 shares of Common Stock. On March 15, 2000, the Company issued a dividend of 2,736 shares of Common Stock valued at approximately $11,936. On March 28, 2000, 76,500 shares of Preferred Stock were converted into 89,999 shares of Common Stock.

                         PART 1 - FINANCIAL INFORMATION
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                        PLANET POLYMER TECHNOLOGIES, INC.

Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve certain risks and uncertainties. The Company's actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the Company's Form 10-KSB for the fiscal year ended December 31, 1999.

OVERVIEW

   Since Planet Polymer Technologies, Inc. ("Planet" or the "Company") was founded in 1991 substantially all of the Company's resources have been devoted to the development and commercialization of its technologies and products. This has included the expenditure of funds to develop the Company's corporate infrastructure, support the Company's marketing efforts and establish a pilot production facility, in addition to research and development.

   Planet has incurred operating losses since inception and had an accumulated deficit as of March 31, 2000 of approximately $11.8 million. Pending commercial deployment of and related volume orders for the Company's products, the Company expects to incur additional losses.

    In November 1998, the Company entered into a stock purchase transaction with a subsidiary of Agway Inc. ("Agway") whereby Agway purchased 1,000,000 shares of Planet's Common Stock for $1,000,000 (the "Stock Purchase Agreement") and received a warrant to purchase up to 2,000,000 additional shares of Common Stock at a price of $1.00 per share (the "Warrant"). The stock purchase transaction was completed in January 1999 with the Company's shareholders' approval. To date, Agway has exercised warrants to purchase 1,000,000 shares of Common Stock and holds a warrant to purchase an additional 1,000,000 shares.

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

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        PLANET POLYMER TECHNOLOGIES, INC.


RESULTS OF OPERATIONS

   On January 7, 2000, the Company sold all of its common stock shares of Deltco. In accordance with the Purchase Agreement, the Company received total proceeds of $1,000,000 in the form of $900,000 in cash and $100,000 in a secured promissory note in consideration of the sale of its Deltco common stock. This note is collateralized by all of the equipment, accounts, inventory, supplies and personal property now held or hereafter acquired by Deltco. The accompanying financial statements present the results of operations of the Company and Deltco as a discontinued operation. Accordingly, the Company's continuing operations are now comprised of one segment, the "Research and Development" business segment. The following discussion of results of operations relates solely to the Company's continuing operations.

Revenue

   The Company's revenues increased from $0 for the three months ended March 31, 1999 to approximately $161,000 for the same period in 2000. This increase was attributable to the successful commercial deployment of EnviroPlastic(R) Z.

Cost of Sales

   Cost of sales increased from $0 for the three months ended March 31, 1999 to approximately $117,000 for the same period in 2000. This increase was due to the costs associated with the commercialization of EnviroPlastic(R) Z.

General and Administrative Expenses

   General and administrative expenses increased from approximately $224,000 for the three months ended March 31, 1999 to approximately $246,000 for the same period in 2000. This increase was primarily attributable to increased costs of professional fees due to services provided by an independent consultant.

Marketing Expenses

   Marketing expenses increased from approximately $35,000 for the three months ended March 31, 1999 to approximately $42,000 for the same period in 2000. This increase was primarily attributable to increased costs associated with the promotion of AQUAMIM(TM).

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        PLANET POLYMER TECHNOLOGIES, INC.

RESULTS OF OPERATIONS, CONTINUED

Research and Development Expenses, Net

   The Company's net research and development expenses increased from approximately $51,000 for the three months ended March 31, 1999 to approximately $63,000 for the same period in 2000. This increase was primarily due to a reduction in allocated research and development resources to projects that are reimbursable by Agway under the Feasibility Agreement. Offsetting reimbursable research and development revenue from customers other than Agway decreased from approximately $24,000 for the three months ended March 31, 1999 to approximately $18,000 for the same period in 2000. Offsetting reimbursable research and development costs from Agway decreased from approximately $139,000 for the three months ended March 31, 1999 to approximately $54,000 for the same period in 2000. A net advance of funds of approximately $8,000 existed as of March 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES

   In January 1999, with the Company's shareholders' approval, the Company issued 1,000,000 shares of Common Stock to Agway and received proceeds of $845,000, net of issuance costs totaling approximately $155,000. In addition, from January 2000 to March 2000, the Company recorded reimbursable research and development costs of approximately $54,000 from Agway under the Feasibility Agreement. The Company anticipates that some of the 2000 research and development expenditures in the agrotechnology area will be reimbursed by Agway under the Feasibility Agreement.

   Additionally, in February 1999, the Company received a commitment from Agway whereby Agway agreed to exercise its Warrant to acquire up to 500,000 shares of the Company's Common Stock as early as July 1, 1999, at the Company's request, in the event the Company's cash flows were less than projected and/or insufficient to fund its operating requirements. On November 5, 1999, at the Company's request, Agway exercised the Warrant with respect to 500,000 shares of the Company's Common Stock on the terms, and subject to conditions, set forth in the Warrant and the Company received $500,000 in connection with such exercise. On March 3, 2000, Agway exercised a Warrant to purchase an additional 500,000 shares of Common Stock. To date, Agway has exercised warrants to purchase 1,000,000 shares of Common Stock and holds a Warrant to purchase an additional 1,000,000 shares.

   The Company used approximately $226,000 for continuing operations for the three months ended March 31, 2000. Such funds were used primarily for research and development activities, marketing efforts and administrative support.

   Net cash provided by investing activities of approximately $796,000 for the three months ended March 31, 2000 resulted from proceeds from the sale of Deltco of approximately $816,000, net of Deltco's cash, offset by approximately $20,000 used for the purchase of equipment and for the preparation and filing of patents.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        PLANET POLYMER TECHNOLOGIES, INC.

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

   Net cash provided by financing activities of approximately $447,000 for the three months ended March 31, 2000 resulted from net proceeds of approximately $440,000 from the exercise of warrants, $60,000 from the exercise of stock options, and $3,000 from the issuance of warrants, offset by a net reduction in the advance of funds of approximately $54,000 from Agway and $2,000 used for capital lease obligations.

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

   The Company's ability to raise additional capital may be dependent upon the stock being quoted on the Nasdaq SmallCap Market. There can be no assurance that the Company will be able to satisfy the criteria for continued quotation on the Nasdaq SmallCap Market. For example, one of the criteria for continued quotation is that the Company will maintain net tangible assets of $2 million. As of March 31, 2000, the Company's net tangible assets were approximately $1.97 million. As noted above, the Company received $500,000 from Agway in connection with Agway's purchase of 500,000 shares of Common Stock under the Warrant, which the parties believe was necessary to satisfy the Nasdaq SmallCap listing criteria with respect to the Company's Common Stock. Failure to meet the maintenance criteria in the future may result in the Company's Common Stock not being eligible for quotation. In such event, an investor may find it more difficult to determine the market value of the Company's Common Stock and/or make future dispositions of the Company's Common Stock.

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

        In response to the Complaint, the defendants filed a motion to compel arbitration. The Court issued an order compelling the case to arbitration on Friday, March 12, 1999. On April 26, 1999, the defendants answered and denied the allegations of the complaint and filed a cross-complaint against the Company alleging breach of contract, misrepresentation, slander, intentional infliction of emotional distress and fraud. In response to the Company's motion, the arbitrator issued a ruling on May 1, 2000 disqualifying defendants' counsel based on a finding that said counsel had previously represented the Company in a related matter. As a result, the arbitration previously set for February 28, 2000 will be rescheduled after the defendants retain new counsel.

        In light of the limited discovery allowed in arbitration, it is difficult to evaluate defendants' claims. However, in the opinion of management, the ultimate resolution of this litigation is not expected to have a material adverse effect on the Company's financial position or results of operations.

Item 2 -Changes in Securities:

        Agway exercised warrants to purchase 500,000 shares of Common Stock on March 3, 2000 in exchange for $500,000. Such shares were issued pursuant to
Section 4(2) for an exemption from registration for transactions not involving a public offering.

        In connection with Agway's exercise of its right to purchase 1,000,000 shares of Planet's Common Stock pursuant to the Warrant dated January 11, 1999, the Company issued LBC Capital Resources, Inc. ("LBC") five-year warrants to purchase 50,000 shares of the Company's Common Stock at an exercise price of $4.1625 per warrant, in exchange for $2,500. These warrants were issued March 9, 2000, pursuant to Section 4(2) for an exemption from registration for transactions not involving a public offering.

Item 3 -Defaults upon Senior Securities:

        None

Item 4 -Submission of Matters to a Vote of Security Holders:

        None

Item 5 -Other Information:

        None

                              PLANET POLYMER TECHNOLOGIES, INC.


Item 6 - Exhibits and Reports on Form 8-K:

        (a) Exhibits:

           Exhibit Number               Description
           -------------                -----------
               11.1                     Statement of Computation of Common and Common
                                        Equivalent Shares
               27.1                     Financial Data Schedule

        (b) Reports on Form 8-K:

           On January 14, 2000, the Company filed a Current Report on Form 8-K to report the sale of Deltco of Wisconsin, Inc. On March 10, 2000, the Company filed a Current Report on Form 8-K/A (Amendment No. 1) to file pro forma financial statements. The pro forma financial statements included an unaudited balance sheet as of September 30, 1999 and unaudited statements of operations for the nine months ended September 30, 1999 and 1998 and for the fiscal years ended December 31, 1998 and December 31, 1997.

                        PLANET POLYMER TECHNOLOGIES, INC.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   May 12, 2000                Planet Polymer Technologies, Inc.


                                    /S/ ROBERT J. PETCAVICH
                                    ---------------------------------------
                                    Robert J. Petcavich
                                    Chairman and Chief Executive Officer
                                    (On behalf of Registrant and as
                                    Registrant's Principal Financial and
                                    Accounting Officer)