Form 10QSB
period 2000-06-30
PLANET POLYMER TECHNOLOGIES INC
filed 2000-08-14
CIK 896861

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

             For Quarterly Period Ended June 30, 2000


    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                         Commission File Number: 0-26804

    PLANET POLYMER TECHNOLOGIES, INC.
    ------------------------------------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its character)

    CALIFORNIA                                                        33-0502606
    ------------------------------------------------------------------------------------------------------
    (State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

    9985 Businesspark Avenue, San Diego, California                   92131
    ------------------------------------------------------------------------------------------------------
        (Address of principal executive offices)                      (Zip Code)

    (858) 549-5130
    ------------------------------------------------------------------------------------------------------
    (Issuer's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

        [X]  YES                  [ ]   NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Class                           Outstanding at June 30, 2000
        -----                           ----------------------------
        Common Stock, no par value      7,634,947

                        PLANET POLYMER TECHNOLOGIES, INC.
                          FORM 10-QSB QUARTERLY REPORT
                           QUARTER ENDED JUNE 30, 2000

                                      INDEX

                                                                             PAGE NO.
                                                                             --------
PART I - FINANCIAL INFORMATION

        Item 1        Balance Sheet (Unaudited)
                      June 30, 2000                                                2

                      Statements of Operations (Unaudited)
                      Three Months Ended June 30, 2000 and 1999                    3

                      Statements of Operations (Unaudited)
                      Six Months Ended June 30, 2000 and 1999                      4

                      Statement of Shareholders' Equity (Unaudited)
                      Six Months Ended June 30, 2000                               5

                      Statements of Cash Flows (Unaudited)
                      Six Months Ended June 30, 2000 and 1999                      6

                      Notes to Unaudited Financial Statements                      7

        Item 2        Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                8

PART II - OTHER INFORMATION

        Item 1        Legal Proceedings                                            12

        Item 2        Changes in Securities                                        12

        Item 3        Defaults upon Senior Securities                              12

        Item 4        Submission of Matters to a Vote of Security Holders          13

        Item 5        Other Information                                            13

        Item 6        Exhibits and Reports on Form 8K                              13

SIGNATURES                                                                         14

                           PLANET POLYMER TECHNOLOGIES, INC.

                               BALANCE SHEET (UNAUDITED)
                                    ---------------


                                                                         JUNE 30,
                                                                           2000
                                                                      ------------
 ASSETS

Current assets:
    Cash and cash equivalents                                         $  1,051,454
    Accounts receivable                                                    125,360
    Note receivable                                                          7,082
    Inventories, net                                                       146,157
    Prepaid expenses                                                        27,882
                                                                      ------------
           Total current assets                                          1,357,935

Property and equipment, net of accumulated depreciation of $239,647        188,185
Patents and trademarks, net of accumulated amortization of $140,958        374,123
Note receivable, less current portion                                       89,583
Other assets                                                                 6,715
                                                                      ------------
           Total assets                                               $  2,016,541
                                                                      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                  $     65,755
    Accrued expenses                                                        60,929
    Current portion of capital lease obligations                             9,200
                                                                      ------------
           Total current liabilities                                       135,884

Capital lease obligations, less current portion                             13,840
Other liabilities                                                          152,886
                                                                      ------------
           Total liabilities                                               302,610
                                                                      ------------

Shareholders' equity:
    Preferred Stock, no par value
       4,250,000 shares authorized
       No shares issued or outstanding                                           -
    Series A Convertible Preferred Stock, no par value
       750,000 shares authorized
       321,500 shares issued and outstanding
       Liquidation preference $643,000                                     517,251
    Common Stock, no par value
       20,000,000 shares authorized
       7,634,947 shares issued and outstanding                          13,279,470
    Accumulated deficit                                                (12,082,790)
                                                                      ------------
           Total shareholders' equity                                    1,713,931
                                                                      ------------
           Total liabilities and shareholders' equity                 $  2,016,541
                                                                      ============

    The accompanying notes are an integral part of the financial statements.

                        PLANET POLYMER TECHNOLOGIES, INC.

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                 ---------------


                                                                            THREE MONTHS ENDED JUNE 30,
                                                                            ---------------------------
                                                                                2000           1999
                                                                            -----------    -----------
Sales                                                                       $   240,000    $         -
Cost of sales                                                                   157,066              -
                                                                            -----------    -----------
        Gross profit                                                             82,934              -
                                                                            -----------    -----------
Operating expenses:
     General and administrative                                                 269,210        253,139
     Marketing                                                                   65,887         48,951
     Research and development, net                                               67,367         30,827
                                                                            -----------    -----------
        Total operating expenses                                                402,464        332,917
                                                                            -----------    -----------
        Loss from operations                                                   (319,530)      (332,917)
Other income, net                                                                17,509          3,379
                                                                            -----------    -----------
        Loss from continuing operations before income taxes                    (302,021)      (329,538)
Income tax expense                                                                    -              -
                                                                            -----------    -----------
        Loss from continuing operations                                        (302,021)      (329,538)
Discontinued operations:
        Income from discontinued operations, net of tax expense of $3,110             -         36,256
                                                                            -----------    -----------
        Income from discontinued operations                                           -         36,256
                                                                            -----------    -----------
        Net loss                                                            $  (302,021)   $  (293,282)
                                                                            ===========    ===========
        Loss per share from continuing operations (basic and diluted)       $     (0.04)   $     (0.05)
                                                                            -----------    -----------
        Income per share from discontinued operations (basic and diluted)   $         -    $         -
                                                                            -----------    -----------
        Net loss per share (basic and diluted)                              $     (0.04)   $     (0.05)
                                                                            ===========    ===========
        Shares used in per share computations                                 7,613,439      6,357,334
                                                                            ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                        PLANET POLYMER TECHNOLOGIES, INC.

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                 ---------------


                                                                             SIX MONTHS ENDED JUNE 30,
                                                                            --------------------------
                                                                               2000            1999
                                                                            -----------    -----------
Sales                                                                       $   401,272    $         -
Cost of sales                                                                   273,629              -
                                                                            -----------    -----------
        Gross profit                                                            127,643              -
                                                                            -----------    -----------
Operating expenses:
     General and administrative                                                 514,784        476,688
     Marketing                                                                  107,869         84,284
     Research and development, net                                              130,377         81,789
                                                                            -----------    -----------
        Total operating expenses                                                753,030        642,761
                                                                            -----------    -----------
        Loss from operations                                                   (625,387)      (642,761)
Other income (expense), net                                                      32,447         (1,446)
                                                                            -----------    -----------
        Loss from continuing operations before income taxes                    (592,940)      (644,207)
Income tax expense                                                                 (800)          (800)
                                                                            -----------    -----------
        Loss from continuing operations                                        (593,740)      (645,007)
Discontinued operations:
        Income from discontinued operations, net of tax expense of $4,582             -         53,418
                                                                            -----------    -----------
        Income from discontinued operations                                           -         53,418
                                                                            -----------    -----------
        Net loss                                                            $  (593,740)   $  (591,589)
                                                                            ===========    ===========
        Loss per share from continuing operations (basic and diluted)       $     (0.08)   $     (0.10)
                                                                            -----------    -----------
        Income per share from discontinued operations (basic and diluted)   $         -    $      0.01
                                                                            -----------    -----------
        Net loss per share (basic and diluted)                              $     (0.08)   $     (0.09)
                                                                            ===========    ===========
        Shares used in per share computations                                 7,374,234      6,289,353
                                                                            ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                        PLANET POLYMER TECHNOLOGIES, INC.

                  STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                 ---------------


                                                    SERIES A PREFERRED STOCK      COMMON STOCK
                                                    ------------------------  -----------------------   ACCUMULATED
                                                       SHARES      AMOUNT      SHARES       AMOUNT         DEFICIT        TOTAL
                                                    -----------   ---------   ---------  ------------   ------------   -----------
Balance at December 31, 1999                            500,000   $ 804,435   6,875,976  $ 12,426,143   $(11,467,470)  $ 1,763,108
Conversion of Series A Preferred Stock into Common
   Stock on January 20, 2000                           (102,000)   (164,105)    119,997       164,105              -             -
Stock Options exercised for cash on February 15, 2000         -           -      10,000        30,250              -        30,250
Stock Options exercised for cash on March 2, 2000             -           -      10,000        30,250              -        30,250
Warrants exercised on March 3, 2000                           -           -     500,000       500,000              -       500,000
Transaction fee to the finder                                 -           -           -       (60,000)             -       (60,000)
Issuance of Warrants to the finder on March 9, 2000           -           -           -         2,500              -         2,500
Issuance of Common Stock as a dividend on
   Convertible Preferred Stock on March 15, 2000              -           -       2,736        11,936        (11,936)            -
Conversion of Series A Preferred Stock into Common
   Stock on March 28, 2000                              (76,500)   (123,079)     89,999       123,079              -             -
Stock Options exercised for cash on June 7, 2000              -           -       2,000         3,625              -         3,625
Stock Options exercised for cash on June 9, 2000              -           -       2,400         4,350              -         4,350
Stock Options exercised for cash on June 12, 2000             -           -       3,000         5,438              -         5,438
Stock Options exercised for cash on June 13, 2000             -           -       4,000         7,250              -         7,250
Stock Options exercised for cash on June 14, 2000             -           -       5,100         9,900              -         9,900
Issuance of Common Stock as a dividend on
   Convertible Preferred Stock on June 15, 2000               -           -       4,239         9,644         (9,644)            -
Stock Options exercised for cash on June 16, 2000             -           -       3,500         7,000              -         7,000
Stock Options exercised for cash on June 21, 2000             -           -       2,000         4,000              -         4,000
Net loss for the six months ended June 30, 2000               -           -           -             -       (593,740)     (593,740)
                                                       --------   ---------   ---------  ------------   ------------   -----------
Balance at June 30, 2000                                321,500   $ 517,251   7,634,947  $ 13,279,470   $(12,082,790)  $ 1,713,931
                                                       ========   =========   =========  ============   ============   ===========

    The accompanying notes are an integral part of the financial statements.

                        PLANET POLYMER TECHNOLOGIES, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 ---------------


                                                                          SIX MONTHS ENDED JUNE 30,
                                                                              2000          1999
                                                                          -----------    -----------
 Cash flows from operating activities:
      Net loss                                                            $  (593,740)   $  (591,589)
      Adjustments to reconcile net loss to net cash used
         by operating activities:
         Depreciation and amortization                                         38,390         69,487
         Loss on disposal of assets                                                 -          9,994
         Income from discontinued operations                                        -        (53,418)
      Changes in assets and liabilities:
         Accounts receivable                                                    9,557        (61,464)
         Inventories, net                                                       7,278          2,011
         Prepaid expenses and other assets                                     21,773         13,315
         Accounts payable and accrued expenses                                (19,694)      (148,313)
                                                                          -----------    -----------
            Net cash used by continuing operations                           (536,436)      (759,977)
            Net cash provided by discontinued operations                            -        116,705
                                                                          -----------    -----------
            Net cash used by operating activities                            (536,436)      (643,272)
                                                                          -----------    -----------
 Cash flows from investing activities:

      Purchases of property and equipment                                      (3,960)       (87,995)
      Cost of patents and other                                               (61,272)       (33,998)
      Proceeds from the sale of subsidiary                                    814,639              -
      Payments from note receivable                                             3,335              -
                                                                          -----------    -----------
            Net cash provided (used) by investing activities                  752,742       (121,993)
                                                                          -----------    -----------
 Cash flows from financing activities:
      Proceeds from issuance of Common Stock                                        -      1,000,000
      Proceeds from issuance of warrants                                        2,500          2,500
      Proceeds from warrants exercised                                        500,000              -
      Payment of equity issuance costs                                        (60,000)       (73,952)
      Proceeds from stock options exercised                                   102,063          9,375
      Principal payments on borrowings and capital lease obligations           (3,576)      (100,747)
      Advances from related party                                             (61,484)       166,291
      Restricted cash in connection with borrowings                                 -        114,880
                                                                          -----------    -----------
            Net cash provided by financing activities                         479,503      1,118,347
                                                                          -----------    -----------
            Net increase in cash and cash equivalents                         695,809        353,082
 Cash and cash equivalents at beginning of period                             355,645        149,117
                                                                          -----------    -----------
 Cash and cash equivalents at end of period                               $ 1,051,454    $   502,199
                                                                          ===========    ===========

 Supplemental disclosure of non-cash activity:

      Issuance of Common Stock dividends on Preferred Stock               $    21,580    $    30,000
      Issuance of note receivable in connection with sale of subsidiary       100,000              -
      Equipment acquired under capital leases                                   3,813              -

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

   In management's opinion, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000. For additional information, refer to the Company's consolidated financial statements and notes thereto for the year ended December 31, 1999 contained in the Company's Form 10-KSB for the fiscal year ended December 31, 1999.

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

   The accompanying financial statements present the results of operations of Deltco as a discontinued operation for the six months ended June 30, 1999. Accordingly, the Company's continuing operations are now comprised of one segment, the "Research and Development" business segment.

3.  Shareholders' Equity

   The holder of the Series A Convertible Preferred Stock ("Series A Preferred") is entitled to receive quarterly dividends at an annual rate of 6% payable in shares of the Company's Common Stock. Each share of Series A Preferred is convertible at the option of the holder into shares of Common Stock of the Company. On June 15, 2000, the Company issued a dividend of 4,239 shares of Common Stock valued at approximately $9,644.

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

   Planet has incurred operating losses since inception and had an accumulated deficit as of June 30, 2000 of approximately $12.1 million. Pending commercial deployment of and related volume orders for the Company's products, the Company expects to incur additional losses.

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

Revenue

   The Company's revenues increased from $0 for the three months ended June 30, 1999 to approximately $240,000 for the same period in 2000 and from $0 for the six months ended June 30, 1999 to approximately $401,000 for the same period in 2000. These increases were attributable to the commercial deployment of EnviroPlastic(R) Z.

Cost of Sales

   Cost of sales increased from $0 for the three months ended June 30, 1999 to approximately $157,000 for the same period in 2000 and from $0 for the six months ended June 30, 1999 to approximately $274,000 for the same period in 2000. These increases were due to the costs associated with the commercialization of EnviroPlastic(R) Z.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        PLANET POLYMER TECHNOLOGIES, INC.


RESULTS OF OPERATIONS, CONTINUED

General and Administrative Expenses

   General and administrative expenses increased from approximately $253,000 for the three months ended June 30, 1999 to approximately $269,000 for the same period in 2000 and from approximately $477,000 for the six months ended June 30, 1999 to approximately $515,000 for the same period in 2000. These increases were primarily attributable to professional fees paid to an independent consultant for providing investor relation services.

Marketing Expenses

   Marketing expenses increased from approximately $49,000 for the three months ended June 30, 1999 to approximately $66,000 for the same period in 2000 and from approximately $84,000 for the six months ended June 30, 1999 to approximately $108,000 for the same period in 2000. These increases were primarily attributable to increased costs associated with the promotion of AQUAMIM(TM) which included professional fees paid to an independent consultant.

Research and Development Expenses, Net

   The Company's net research and development expenses increased from approximately $31,000 for the three months ended June 30, 1999 to approximately $67,000 for the same period in 2000 and from approximately $82,000 for the six months ended June 30, 1999 to approximately $130,000 for the same period in 2000. This increase was primarily due to a reduction in allocated research and development resources to projects that are reimbursable by Agway under the Feasibility Agreement. Offsetting reimbursable research and development revenue from customers other than Agway decreased from approximately $36,000 for the three months ended June 30, 1999 to approximately $26,000 for the same period in 2000 and from approximately $59,000 for the six months ended June 30, 1999 to approximately $44,000 for the same period in 2000. Offsetting reimbursable research and development costs from Agway decreased from approximately $111,000 for the three months ended June 30, 1999 to approximately $41,000 for the same period in 2000 and from approximately $251,000 for the six months ended June 30, 1999 to approximately $94,000 for the same period in 2000. These decreases were due to a reduction in the research and development labor rates charged to Agway.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        PLANET POLYMER TECHNOLOGIES, INC.


LIQUIDITY AND CAPITAL RESOURCES

   In January 1999, with the Company's shareholders' approval, the Company issued 1,000,000 shares of Common Stock to Agway and received proceeds of $845,000, net of issuance costs totaling approximately $155,000. In addition, from January 2000 to June 2000, the Company recorded reimbursable research and development costs of approximately $94,000 from Agway under the Feasibility Agreement. The Company anticipates that some of the 2000 research and development expenditures in the agrotechnology area will be reimbursed by Agway under the Feasibility Agreement.

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

   The Company used approximately $536,000 for continuing operations for the six months ended June 30, 2000. Such funds were used primarily for research and development activities, marketing efforts and administrative support.

   Net cash provided by investing activities of approximately $753,000 for the six months ended June 30, 2000 resulted from proceeds from the sale of Deltco of approximately $818,000, net of Deltco's cash, offset by approximately $65,000 used for the purchase of equipment and for the preparation and filing of patents.

   Net cash provided by financing activities of approximately $480,000 for the six months ended June 30, 2000 resulted from net proceeds of approximately $440,000 from the exercise of warrants, $102,000 from the exercise of stock options, and $3,000 from the issuance of warrants, offset by a net reduction in the advance of funds of approximately $61,000 from Agway and $4,000 used for capital lease obligations.

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

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        PLANET POLYMER TECHNOLOGIES, INC.


LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

   The Company's ability to raise additional capital may be dependent upon the stock being quoted on the Nasdaq SmallCap Market. There can be no assurance that the Company will be able to satisfy the criteria for continued quotation on the Nasdaq SmallCap Market. For example, one of the criteria for continued quotation is that the Company will maintain net tangible assets of $2 million (net tangible assets means total assets, excluding goodwill, minus total liabilities). As of June 30, 2000, the Company's net tangible assets on this basis were approximately $1.7 million. Failure to meet the maintenance criteria in the future may result in the Company's Common Stock not being eligible for quotation. In such event, an investor may find it more difficult to determine the market value of the Company's Common Stock and/or make future dispositions of the Company's Common Stock.

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

        In response to the Complaint, the defendants filed a motion to compel arbitration. The Court issued an order compelling the case to arbitration on Friday, March 12, 1999. On April 26, 1999, the defendants answered and denied the allegations of the complaint and filed a cross-complaint against the Company alleging breach of contract, misrepresentation, slander, intentional infliction of emotional distress and fraud. In response to a motion filed by the Company, the arbitrator issued a ruling on May 1, 2000 disqualifying defendants' counsel based on a finding that said counsel had previously represented the Company in a related matter. As a result, the arbitration previously set for February 28, 2000 was rescheduled for September 11, 2000. However, the defendants filed a motion in San Diego Superior Court to vacate the arbitrator's order granting the Company's motion to disqualify defendants' counsel. The Court has scheduled a hearing on this issue for September 22, 2000. The arbitration will be rescheduled after the Superior Court rules on defendants' motion to vacate.

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

                        PLANET POLYMER TECHNOLOGIES, INC.


Item 4 - Submission of Matters to a Vote of Security Holders:

        The Annual Meeting of Shareholders of Planet Polymer Technologies, Inc. (the "Annual Meeting") was held on May 1, 2000 in San Diego, California.

        Proposal 1 - Election of Directors

        Each of the candidates listed below were duly elected to the Board of Directors at the Annual Meeting by the tally indicated.

        Candidate                        Votes in Favor                  Votes Withheld
        ---------                        --------------                  --------------
        Robert J. Petcavich, Ph.D.         7,063,856                         16,100
        Michael M. Coleman, Ph.D.          7,063,856                         16,100
        H.M. Busby                         7,063,856                         16,100
        Dennis J. LaHood                   7,063,856                         16,100
        Thomas A. Landshof                 7,063,856                         16,100
        Peter J. O'Neill                   7,063,856                         16,100
        Ronald B. Sunderland               7,063,856                         16,100

        Proposal 2 - Approval of the 2000 Stock Incentive Plan

             Votes in Favor              Votes Against                  Votes Abstained
             --------------              -------------                  ---------------
               3,070,872                     70,088                        2,006,850

        Proposal 3 - Ratification of Selection of Independent Auditors

             Votes in Favor              Votes Against                  Votes Abstained
             --------------              -------------                  ---------------
               7,055,681                     18,550                          5,725

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

Date:   August 14, 2000                Planet Polymer Technologies, Inc.


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