Form 10QSB
period 2000-09-30
PLANET POLYMER TECHNOLOGIES INC
filed 2000-11-14
CIK 896861

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

           For Quarterly Period Ended September 30, 2000


   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                         Commission File Number: 0-26804

        PLANET POLYMER TECHNOLOGIES, INC.
        ------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its character)

        CALIFORNIA                                          33-0502606
        ------------------------------------------------------------------------
        (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                      Identification No.)

        9985 Businesspark Avenue, San Diego, California     92131
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

        [X]  YES                [ ]   NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                           Outstanding at September 30, 2000
         -----                           ---------------------------------
         Common Stock, no par value                   7,644,095

                        PLANET POLYMER TECHNOLOGIES, INC.
                          FORM 10-QSB QUARTERLY REPORT
                        QUARTER ENDED SEPTEMBER 30, 2000



                                      INDEX


                                                                                    PAGE NO.
                                                                                    --------
PART I - FINANCIAL INFORMATION

        Item 1        Balance Sheet (Unaudited)
                      September 30, 2000                                               2

                      Statements of Operations (Unaudited)
                      Three Months Ended September 30, 2000 and 1999                   3

                      Statements of Operations (Unaudited)
                      Nine Months Ended September 30, 2000 and 1999                    4

                      Statement of Shareholders' Equity (Unaudited)
                      Nine Months Ended September 30, 2000                             5

                      Statements of Cash Flows (Unaudited)
                      Nine Months Ended September 30, 2000 and 1999                    6

                      Notes to Unaudited Financial Statements                          7

        Item 2        Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                    10

PART II - OTHER INFORMATION

        Item 1        Legal Proceedings                                                15

        Item 2        Changes in Securities                                            15

        Item 3        Defaults upon Senior Securities                                  15

        Item 4        Submission of Matters to a Vote of Security Holders              15

        Item 5        Other Information                                                15

        Item 6        Exhibits and Reports on Form 8K                                  15

SIGNATURES                                                                             16

                        PLANET POLYMER TECHNOLOGIES, INC.

                            BALANCE SHEET (UNAUDITED)
                                 ---------------


                                                                                                              PROFORMA
                                                                               SEPTEMBER 30,    PRO FORMA   SEPTEMBER 30,
                                                                                   2000        ADJUSTMENTS      2000
                                                                               ------------   ------------  ------------
ASSETS

Current assets:
     Cash and cash equivalents                                                 $    665,067   $ 705,000(1)  $  1,370,067
     Accounts receivable                                                            108,814                      108,814
     Note receivable                                                                  7,225                        7,225
     Inventories, net                                                               144,194                      144,194
     Prepaid expenses                                                                58,760                       58,760
                                                                               -------------                ------------
           Total current assets                                                     984,060                    1,689,060

Property and equipment, net of accumulated depreciation of $252,970                 193,544                      193,544
Patents and trademarks, net of accumulated amortization of $147,480                 399,176                      399,176
Note receivable, less current portion                                                87,723                       87,723
Capitalized placement costs                                                          95,451                       95,451
Other assets                                                                          6,805                        6,805
                                                                               -------------                ------------
           Total assets                                                        $  1,766,759                 $  2,471,759
                                                                               =============                ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                          $    137,900                 $    137,900
     Accrued expenses                                                                52,449                       52,449
     Current portion of capital lease obligations                                     9,683                        9,683
                                                                               -------------                ------------
           Total current liabilities                                                200,032                      200,032

Capital lease obligations, less current portion                                      11,229                       11,229
                                                                               -------------                ------------
           Total liabilities                                                        211,261                      211,261
                                                                               -------------                ------------

Shareholders' equity:
     Preferred Stock, no par value
        4,250,000 shares authorized
        No shares issued or outstanding                                                   -                            -
     Series A Convertible Preferred Stock, no par value
        750,000 shares authorized
        321,500 shares issued and outstanding
        Liquidation preference $643,000                                             517,251                      517,251
     Common Stock, no par value
        20,000,000 shares authorized
        7,644,095 and 8,644,095 (pro forma) shares issued and outstanding        13,299,427     705,000(1)    14,004,427
     Accumulated deficit                                                        (12,261,180)                 (12,261,180)
                                                                               -------------                ------------
           Total shareholders' equity                                             1,555,498                    2,260,498
                                                                               -------------                ------------
           Total liabilities and shareholders' equity                          $  1,766,759                 $  2,471,759
                                                                               =============                ============


(1) To reflect Agway's exercise of warrants for 1,000,000 common stock shares at $.75 per share and a $45,000 transaction fee paid to LBC Capital Resources, Inc.


    The accompanying notes are an integral part of the financial statements.

                        PLANET POLYMER TECHNOLOGIES, INC.

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                 ---------------


                                                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                                                             --------------------------------
                                                                                                2000                  1999
                                                                                             -----------          -----------
Sales                                                                                        $        --          $        --
Cost of sales                                                                                         --                   --
                                                                                             -----------          -----------
            Gross profit                                                                              --                   --
                                                                                             -----------          -----------
Operating expenses:
       General and administrative                                                                207,283              156,260
       Marketing                                                                                  61,274               35,884
       Research and development, net                                                              65,120               77,653
                                                                                             -----------          -----------
            Total operating expenses                                                             333,677              269,797
                                                                                             -----------          -----------
            Loss from operations                                                                (333,677)            (269,797)
Other income, net                                                                                164,931              114,557
                                                                                             -----------          -----------
            Loss from continuing operations before income taxes                                 (168,746)            (155,240)
Income tax expense                                                                                    --                   --
                                                                                             -----------          -----------
            Loss from continuing operations                                                     (168,746)            (155,240)
Discontinued operations:
            Income from discontinued operations, net of tax expense of $4,025                         --               46,925
                                                                                             -----------          -----------
            Income from discontinued operations                                                       --               46,925
                                                                                             -----------          -----------
            Net loss                                                                            (168,746)            (108,315)
            Preferred stock dividends                                                             (9,644)             (15,000)
                                                                                             -----------          -----------
            Net loss applicable to common shareholders                                       $  (178,390)         $  (123,315)
                                                                                             ===========          ===========
            Loss per share from continuing operations (basic and diluted)                    $     (0.02)         $     (0.03)
                                                                                             -----------          -----------
            Income per share from discontinued operations (basic and diluted)                $        --          $      0.01
                                                                                             -----------          -----------
            Net loss per share applicable to common shareholders (basic and diluted)         $     (0.02)         $     (0.02)
                                                                                             ===========          ===========
            Shares used in per share computations                                              7,637,743            6,366,249
                                                                                             ===========          ===========


    The accompanying notes are an integral part of the financial statements.

                        PLANET POLYMER TECHNOLOGIES, INC.

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                 ---------------



                                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                                            -------------------------------
                                                                                               2000                1999
                                                                                            -----------         -----------
Sales                                                                                       $   401,272         $        --
Cost of sales                                                                                   273,629                  --
                                                                                            -----------         -----------
            Gross profit                                                                        127,643                  --
                                                                                            -----------         -----------
Operating expenses:
       General and administrative                                                               722,066             632,948
       Marketing                                                                                169,144             120,168
       Research and development, net                                                            195,497             159,442
                                                                                            -----------         -----------
            Total operating expenses                                                          1,086,707             912,558
                                                                                            -----------         -----------
            Loss from operations                                                               (959,064)           (912,558)
Other income, net                                                                               197,378             113,111
                                                                                            -----------         -----------
            Loss from continuing operations before income taxes                                (761,686)           (799,447)
Income tax expense                                                                                 (800)               (800)
                                                                                            -----------         -----------
            Loss from continuing operations                                                    (762,486)           (800,247)
Discontinued operations:
            Income from discontinued operations, net of tax expense of $8,607                        --             100,343
                                                                                            -----------         -----------
            Income from discontinued operations                                                      --             100,343
                                                                                            -----------         -----------
            Net loss                                                                           (762,486)           (699,904)
            Preferred stock dividends                                                           (31,224)            (45,000)
                                                                                            -----------         -----------
            Net loss applicable to common shareholders                                      $  (793,710)        $  (744,904)
                                                                                            ===========         ===========
            Loss per share from continuing operations (basic and diluted)                   $     (0.11)        $     (0.14)
                                                                                            -----------         -----------
            Income per share from discontinued operations (basic and diluted)               $        --         $      0.02
                                                                                            -----------         -----------
            Net loss per share applicable to common shareholders (basic and diluted)        $     (0.11)        $     (0.12)
                                                                                            ===========         ===========
            Shares used in per share computations                                             7,462,708           6,315,267
                                                                                            ===========         ===========



    The accompanying notes are an integral part of the financial statements.

                        PLANET POLYMER TECHNOLOGIES, INC.

                  STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                 ---------------



                                     SERIES A PREFERRED STOCK               COMMON STOCK
                                   ----------------------------    ---------------------------    ACCUMULATED
                                      SHARES          AMOUNT          SHARES          AMOUNT         DEFICIT          TOTAL
                                   ------------    ------------    ------------   ------------    ------------    ------------
Balance at December 31, 1999            500,000    $    804,435       6,875,976   $ 12,426,143    $(11,467,470)   $  1,763,108
Issuance of Common Stock                     --              --           5,000         10,313              --          10,313
Issuance of Common Stock
     as a dividend on
     Convertible Preferred Stock             --              --          11,123         31,224         (31,224)             --
Conversion of Series A
     Preferred Stock into
     Common Stock                      (178,500)       (287,184)        209,996        287,184              --              --
Issuance of Warrants                         --              --              --          2,500              --           2,500
Warrants exercised                           --              --         500,000        500,000              --         500,000
Transaction fee to the finder                --              --              --        (60,000)             --         (60,000)
Stock options exercised for cash             --              --          42,000        102,063              --         102,063
Net loss for the nine months
     ended September 30, 2000                --              --              --             --        (762,486)       (762,486)
                                   ------------    ------------    ------------   ------------    ------------    ------------
Balance at September 30, 2000
     (unaudited)                        321,500    $    517,251       7,644,095   $ 13,299,427    $(12,261,180)   $  1,555,498
                                   ============    ============    ============   ============    ============    ============



    The accompanying notes are an integral part of the financial statements.

                        PLANET POLYMER TECHNOLOGIES, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 ---------------


                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   -----------------------------------
                                                                                       2000                    1999
                                                                                   -----------             -----------
Cash flows from operating activities:
      Net loss                                                                     $  (762,486)            $  (699,904)
      Adjustments to reconcile net loss to net cash used
           by operating activities:
           Depreciation and amortization                                                58,236                 103,980
           Loss on disposal of assets                                                       --                   9,994
           Income from discontinued operations                                              --                (100,343)
      Changes in assets and liabilities:
           Accounts receivable                                                          26,103                  46,176
           Inventories, net                                                              9,241                 (13,814)
           Prepaid expenses and other assets                                            (9,194)                (21,333)
           Accounts payable and accrued expenses                                        (1,524)               (122,540)
           Advances from related party                                                 (61,484)                115,749
           Other liabilities                                                          (152,886)               (112,956)
                                                                                   -----------             -----------
                 Net cash used by continuing operations                               (893,994)               (794,991)
                 Net cash provided by discontinued operations                               --                 209,648
                                                                                   -----------             -----------
                 Net cash used by operating activities                                (893,994)               (585,343)
                                                                                   -----------             -----------
Cash flows from investing activities:
      Purchases of property and equipment                                              (22,643)               (128,797)
      Proceeds from the sale of property and equipment                                      --                  14,000
      Cost of patents and other                                                        (92,848)                (22,814)
      Proceeds from the sale of subsidiary                                             814,639                      --
      Payments from note receivable                                                      5,053                      --
                                                                                   -----------             -----------
                 Net cash provided (used) by investing activities                      704,201                (137,611)
                                                                                   -----------             -----------
Cash flows from financing activities:
      Proceeds from issuance of Common Stock                                                --               1,000,000
      Proceeds from issuance of warrants                                                 2,500                   2,500
      Proceeds from warrants exercised                                                 500,000                      --
      Payment of equity issuance costs                                                 (99,643)                (73,952)
      Proceeds from stock options exercised                                            102,063                   9,375
      Principal payments on borrowings and capital lease obligations                    (5,705)               (103,760)
      Restricted cash in connection with borrowings                                         --                 114,880
                                                                                   -----------             -----------
                 Net cash provided by financing activities                             499,215                 949,043
                                                                                   -----------             -----------
                 Net increase in cash and cash equivalents                             309,422                 226,089
Cash and cash equivalents at beginning of period                                       355,645                 149,117
                                                                                   -----------             -----------
Cash and cash equivalents at end of period                                         $   665,067             $   375,206
                                                                                   ===========             ===========

Supplemental disclosure of non-cash activity:
      Issuance of Common Stock dividends on Preferred Stock                        $    31,224             $    45,000
      Issuance of Common Stock in connection with the Triton
         Stock Purchase Agreement                                                       10,313                      --
      Issuance of note receivable in connection with sale of subsidiary                100,000                      --
      Equipment acquired under capital leases                                            3,813                      --
      Equity issuance costs incurred                                                    45,495                      --



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

        In management's opinion, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000. For additional information, refer to the Company's consolidated financial statements and notes thereto for the year ended December 31, 1999 contained in the Company's Form 10-KSB for the fiscal year ended December 31, 1999.

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

        The Company has excluded all convertible preferred stock and outstanding stock options and warrants from the calculation of diluted loss per share for the three and nine months ended September 30, 2000 and 1999 because all such securities are anti-dilutive for these periods. The total number of potential common shares excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2000 and 1999 was 2,856,184 and 3,973,021, respectively.

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

        The sale of Deltco was finalized on January 7, 2000. The Company received $900,000 in cash and a secured promissory note in the amount of $100,000. This note is collateralized by all of the equipment, accounts, inventory, supplies and personal property now held or hereafter acquired by Deltco. As of September 30, 2000, the note receivable balance was approximately $95,000.

        The accompanying financial statements present the results of operations of Deltco as a discontinued operation for the three and nine months ended September 30, 1999. Accordingly, the Company's continuing operations are now comprised of one segment, the "Research and Development" business segment.

                        PLANET POLYMER TECHNOLOGIES, INC.
              NOTES TO UNAUDITED FINANCIAL STATEMENTS - (CONTINUED)



3.  Capitalized Placement Costs

        As of September 30, 2000, specific incremental costs directly attributable to the Private Equity Line of Credit Agreement with Triton West Group, Inc. and the registration statement filed with the Securities and Exchange Commission on September 22, 2000, have been deferred. These deferred costs, totaling approximately $95,000, are included in non-current assets on the balance sheet. The registration statement became effective on November 13, 2000 and these costs will be reclassified to shareholders' equity in the fourth quarter of 2000.

4.  Shareholders' Equity

        Warrants to purchase 500,000 shares of the Company's Common Stock were exercised on both November 5, 1999 and March 3, 2000. After receiving cumulative proceeds of $1,000,000 in connection with such exercises, the Company was required to pay a $60,000 cash transaction fee and issue five-year warrants to purchase 50,000 shares of Common Stock with an exercise price of $4.1625 per warrant to the finder in exchange for $2,500. These warrants were issued on March 9, 2000 and the shares were registered under the registration statement that was declared effective as of November 13, 2000.

        On August 15, 2000, Planet entered into a Private Equity Line of Credit Agreement ("Triton Stock Purchase Agreement") with Triton West Group, Inc. ("Triton") whereby Triton agreed to purchase up to $7,000,000 of Planet's Common Stock over a period of thirty-six (36) months under certain terms and conditions. In connection with the Triton Stock Purchase Agreement, Planet issued to Triton 5,000 shares of Planet's Common Stock and a warrant to purchase 125,000 shares of Planet's Common Stock at an exercise price of $2.5781. The Company subsequently filed a registration statement and amendments to the registration statement with the Securities and Exchange Commission to register shares of the Company's Common Stock that are issuable under the Triton Stock Purchase Agreement and the registration statement has been declared effective as of November 13, 2000. The Triton Stock Purchase Agreement limits the dollar amount of Planet's Common Stock, which Triton is obligated to purchase during any fifteen (15) day period, based upon Planet's stock price and the volume of trading in Planet's stock. The stock price and volume of trading restrict the drawdowns to a minimum of $10,000 and a maximum of $1,250,000 per request. As of September 30, 2000, Planet would be able to draw down $35,000 per request.

        The holder of the Series A Convertible Preferred Stock ("Series A Preferred") is entitled to receive quarterly dividends at an annual rate of 6% payable in shares of the Company's Common Stock. Each share of Series A Preferred is convertible at the option of the holder into shares of Common Stock of the Company. On September 15, 2000, the Company issued a dividend of 4,148 shares of Common Stock valued at approximately $9,644.

5.  Commitments and Contingencies

        In November 1998, Planet initiated litigation against Brian To, a former director, officer and consultant of Planet, Tarrenz Inc. and Tarrenz Management Consultants, Inc., entities owned by Brian To, in the Superior Court of the State of California for the County of San Diego. The complaint alleges breach of contract, breach of fiduciary duty and other tort claims arising from services the defendants performed for or on behalf of Planet. Planet is seeking recovery of compensation, stock, stock options and expense reimbursements. In response to the complaint, the defendants filed a Motion to Compel Arbitration.

                        PLANET POLYMER TECHNOLOGIES, INC.
              NOTES TO UNAUDITED FINANCIAL STATEMENTS - (CONTINUED)



5.  Commitments and Contingencies, Continued

        The Court issued an order compelling the case to arbitration on Friday, March 12, 1999. On April 26, 1999, the defendants answered and denied the allegations of the complaint and filed a cross-complaint against Planet alleging breach of contract, misrepresentation, slander, intentional infliction of emotional distress and fraud. In response to a motion filed by Planet, the arbitrator issued a ruling on May 1, 2000 disqualifying defendants' counsel based on a finding that said counsel had previously represented Planet in a related matter. As a result, the arbitration previously set for February 28, 2000 was rescheduled for September 11, 2000. However, the defendants filed a motion in San Diego Superior Court to vacate the arbitrator's order granting Planet's motion to disqualify defendants' counsel.

        On September 22, 2000, the Superior Court issued a telephonic ruling denying the defendants' motion to vacate. In response, the defendants requested oral arguments. The court held a hearing on October 27, 2000, and issued a final ruling on October 31, 2000 denying the motion to vacate and staying the arbitration for sixty days so defendants can obtain new counsel or exercise their appeal rights.

        In light of the limited discovery allowed in arbitration, it is difficult to evaluate defendants' claims. Although there can be no assurances that an unfavorable outcome of the dispute would not have a material adverse effect on Planet's financial position or results of operations, management believes the claims are without merit and will vigorously defend the action.

6.  Subsequent Event

        Pursuant to an agreement dated November 14, 2000, in response to an offer by Planet to reduce the warrant exercise price from $1.00 per share to $0.75 per share, Agway agreed to exercise its warrant to purchase 1.0 million shares of Planet's common stock immediately. The transaction was consummated on November 14, 2000. After receiving proceeds of $750,000 in connection with such exercise, the Company was required to pay a $45,000 cash transaction fee to LBC Capital Resources, Inc.

7.  Pro Forma Balance Sheet

        The unaudited pro forma balance sheet at September 30, 2000 reflects the adjustments for the receipt of the net proceeds from the exercise of the warrant and the sale of common stock of Planet Polymer to Agway which took place on November 14, 2000. If Agway had exercised the warrant as of September 30, 2000, Planet's net tangible assets, defined as total assets, excluding goodwill, minus total liabilities, on a pro forma basis, would have increased to $2.26 million, which would have exceeded the Nasdaq minimum net tangible asset requirement to continue quotation of Planet's common stock on the Nasdaq SmallCap Market. Planet believes that with this capital infusion and funds available under the Triton Stock Purchase Agreement, Planet will be able to continue to meet the Nasdaq net tangible asset requirement through the balance of the current fiscal year.

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

        Planet has incurred operating losses since inception and had an accumulated deficit as of September 30, 2000 of approximately $12.3 million. Pending commercial deployment of and related volume orders for the Company's products, the Company expects to incur additional losses.


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

Revenue

        There were no revenues for the three months ended September 30, 1999 and for the same period in 2000. EnviroPlastic(R) Z was commercialized in November 1999 for use as a degradable component of a sprinkler system. EnviroPlastic(R) Z is currently produced for The Toro Company's Irrigation Division, however, due to seasonal fluctuations in the lawn and garden industry, there were no revenues in the three months ended September 30, 2000. The Company's revenues increased from $0 for the nine months ended September 30, 1999 to approximately $401,000 for the same period in 2000. This increase was attributable to the commercial deployment of EnviroPlastic(R) Z.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        PLANET POLYMER TECHNOLOGIES, INC.


RESULTS OF OPERATIONS, CONTINUED

Cost of Sales

        There were no cost of sales for the three months ended September 30, 1999 and for the same period in 2000. Cost of sales increased from $0 for the nine months ended September 30, 1999 to approximately $274,000 for the same period in 2000. This increase was due to the costs associated with the production of EnviroPlastic(R) Z.

General and Administrative Expenses

        General and administrative expenses increased from approximately $156,000 for the three months ended September 30, 1999 to approximately $207,000 for the same period in 2000 and from approximately $633,000 for the nine months ended September 30, 1999 to approximately $722,000 for the same period in 2000. These increases were primarily attributable to professional fees paid to an independent consultant for developing a strategic business plan and professional fees paid to an independent consultant for providing investor relations services, offset by a reduction in legal expenses related to the Brian To matter. Most of the legal fees related to the To dispute in 2000 have been related to Planet's motion to disqualify To's counsel and To's appeal from the order granting Planet's motion.

Marketing Expenses

        Marketing expenses increased from approximately $36,000 for the three months ended September 30, 1999 to approximately $61,000 for the same period in 2000 and from approximately $120,000 for the nine months ended September 30, 1999 to approximately $169,000 for the same period in 2000. These increases were primarily attributable to professional fees paid to an independent consultant for promoting AQUAMIM(R).

Research and Development Expenses, Net

        The Company's net research and development expenses decreased from approximately $78,000 for the three months ended September 30, 1999 to approximately $65,000 for the same period in 2000. This decrease was primarily attributable to a reduction in reimbursable research and development costs. The Company's net research and development expenses increased from approximately $159,000 for the nine months ended September 30, 1999 to approximately $195,000 for the same period in 2000. This increase was primarily due to a reduction in allocated research and development resources to projects that are reimbursable projects under a feasibility study. Offsetting research and development revenue and reimbursable research and development costs increased from approximately $70,000 for the three months ended September 30, 1999 to approximately $77,000 for the same period in 2000. This increase was due to an increase in AQUAMIM(R) research and development pre-production trial sales. Offsetting research and development revenue and reimbursable research and development costs decreased from approximately $380,000 for the nine months ended September 30, 1999 to approximately $215,000 for the same period in 2000. This decrease was due to a reduction in the research and development labor rates charged to our customer under the feasibility study.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                       PLANET POLYMER TECHNOLOGIES, INC.


RESULTS OF OPERATIONS, CONTINUED

Other Income, Net

        In 1996, Planet recorded an obligation of $300,000 for outstanding employment tax issues. During 1997, Planet resolved a portion of the employment tax issues and reversed the original entry by approximately $34,000. The Company has subsequently determined that the remainder of such obligation of approximately $266,000 is no longer payable. As a result, the obligation has been reversed and other income was recognized in the three months ended September 30, 1999 and 2000, in the amount of $113,000 and $153,000, respectively.


LIQUIDITY AND CAPITAL RESOURCES

        Warrants to purchase 500,000 shares of the Company's Common Stock were exercised on both November 5, 1999 and March 3, 2000. After receiving cumulative proceeds of $1,000,000 in connection with such exercises, the Company was required to pay a $60,000 cash transaction fee and issue five-year warrants to purchase 50,000 shares of Common Stock with an exercise price of $4.1625 per warrant to the finder in exchange for $2,500. These warrants were issued on March 9, 2000 and the shares were registered under the registration statement that was declared effective as of November 13, 2000.

        On August 15, 2000, Planet entered into a Private Equity Line of Credit Agreement ("Triton Stock Purchase Agreement") with Triton West Group, Inc. ("Triton") whereby Triton agreed to purchase up to $7,000,000 of Planet's Common Stock over a period of thirty-six (36) months under certain terms and conditions. In connection with the Triton Stock Purchase Agreement, Planet issued to Triton 5,000 shares of Planet's Common Stock and a warrant to purchase 125,000 shares of Planet's Common Stock at an exercise price of $2.5781. The Company subsequently filed a registration statement and amendments to the registration statement with the Securities and Exchange Commission to register shares of the Company's Common Stock that are issuable under the Triton Stock Purchase Agreement and the registration statement has been declared effective as of November 13, 2000. The Triton Stock Purchase Agreement limits the dollar amount of Planet's Common Stock, which Triton is obligated to purchase during any fifteen (15) day period, based upon Planet's stock price and the volume of trading in Planet's stock. The stock price and volume of trading restrict the drawdowns to a minimum of $10,000 and a maximum of $1,250,000 per request. As of September 30, 2000, Planet would be able to draw down $35,000 per request.

        The Company used cash of approximately $894,000 for continuing operations for the nine months ended September 30, 2000. Such funds were used primarily for research and development activities, marketing efforts and administrative support, including a net reduction in the advance of funds of approximately $61,000.

        Net cash provided by investing activities of approximately $704,000 for the nine months ended September 30, 2000 resulted from proceeds from the sale of Deltco of approximately $820,000, net of Deltco's cash, offset by approximately $116,000 used for the purchase of equipment and for the preparation and filing of patents.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                       PLANET POLYMER TECHNOLOGIES, INC.



LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

        Net cash provided by financing activities of approximately $499,000 for the nine months ended September 30, 2000 resulted from proceeds of approximately $500,000 from the exercise of warrants, $102,000 from the exercise of stock options and $3,000 from the issuance of warrants, offset by $6,000 used for repayment of capital lease obligations and equity issuance costs of approximately $100,000.

        The Company's ability to raise additional capital may be dependent upon the stock being quoted on the Nasdaq SmallCap Market. There can be no assurance that the Company will be able to satisfy the criteria for continued quotation on the Nasdaq SmallCap Market. For example, one of the criteria for continued quotation is that the Company will maintain net tangible assets of $2 million (net tangible assets means totals assets, excluding goodwill, minus total liabilities). As of September 30, 2000, the Company's net tangible assets on this basis were approximately $1.6 million. In a discussion with a representative from NASDAQ, the Company was given until November 15, 2000 to comply with the $2 million net tangible asset requirement, or appeal the Staff determination that Planet be removed from the quotation system for not meeting the net tangible asset requirement. If Planet is removed from the Nasdaq SmallCap Market quotation system, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's Common Stock, and Planet may find it more difficult to raise additional capital.

        Pursuant to an agreement dated November 14, 2000, in response to an offer by Planet to reduce the warrant exercise price from $1.00 per share to $0.75 per share, Agway agreed to exercise its warrant to purchase 1.0 million shares of Planet's common stock immediately. The transaction was consummated on November 14, 2000.

        If Agway had exercised its warrant at $0.75 per share by September 30, 2000 on a pro forma basis, Planet's net tangible assets, defined as total assets, excluding goodwill, minus total liabilities, would have increased to $2.26 million, which would have exceeded the Nasdaq minimum net tangible asset requirement to continue quotation of Planet's common stock on the Nasdaq SmallCap Market. Planet believes that with this capital infusion and funds available under the Triton Stock Purchase Agreement, Planet will be able to continue to meet the Nasdaq net tangible asset requirement through the balance of the current fiscal year.

        In addition, on November 14, 2000, Planet agreed to sell, assign and transfer patent rights to Planet's animal feed additives, fruit and vegetable coatings, and controlled-release fertilizer (the "Patents"), for a cash price of $250,000 and continuation of royalty payments equal to the payments Planet would otherwise be entitled to receive pursuant to its existing license agreement with Agway and the sublicense agreements related thereto, as such agreements may be amended from time to time by mutual agreement of the parties. Planet has, in turn, agreed to pay Agway $150,000 in return for an exclusive worldwide royalty-free license to use and commercially exploit all rights related to the Patents for all uses other than food and agricultural initiatives.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                       PLANET POLYMER TECHNOLOGIES, INC.


LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

        The Company believes that its existing resources combined with revenues and with the utilization of proceeds from sales under the Triton Stock Purchase Agreement will enable the Company to maintain its current and planned operations for the near term. However, changes in the Company's plans or other events affecting its operating expenses, such as increases in production costs, may cause the Company to expend its existing resources sooner than expected. The Triton Stock Purchase Agreement provides Planet with an additional source of capital. However, if Planet's stock price and trading volume stay at current levels, the Company will not be able to draw down all $7,000,000 from the line of credit since it could result in Triton's ownership of more than 9.9% of Planet's outstanding shares of Common Stock, which is prohibited under the terms of the Triton Stock Purchase Agreement. The Company expects that it will need to raise substantial additional funds to continue its current and planned operations. The Company intends to seek funding from the Triton Stock Purchase Agreement or seek additional funding from existing and potential customers or through public or private equity or debt financing. There can be no assurance that financing will be available on acceptable terms, or at all.

NEW ACCOUNTING PRONOUNCEMENTS

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 entitled "Revenue Recognition in Financial Statements." The objective of this bulletin is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. Companies must follow the guidance in the bulletin no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. Planet believes that its current revenue recognition policy complies with the guidelines in the bulletin. Therefore, the adoption of SAB 101 will have no impact on Planet's recognition of revenue and reimbursable research and development costs.

                           PART II - OTHER INFORMATION

                        PLANET POLYMER TECHNOLOGIES, INC.



Item 1 - Legal Proceedings:

        See "Note 5 - Commitments and Contingencies" in the Notes to Unaudited Financial Statements for a review of the Company's current litigation.

Item 2 - Changes in Securities:

        None

Item 3 - Defaults upon Senior Securities:

        None

Item 4 - Submission of Matters to a Vote of Security Holders:

        None

Item 5 - Other Information:

        On October 17, 2000, Planet entered into a two-year employment agreement with Richard Bernier, who now serves as Planet's President and Chief Executive Officer. Planet may extend the employment term beyond the two-year for additional one-year terms. Planet must give at least 183 days notice before Bernier's employment may be terminated. Bernier's compensation consists of $205,000 as an annual salary, a signing bonus of 10,000 shares of Planet's Common Stock, a grant of a stock option under the 2000 Stock Incentive Plan to purchase 160,000 shares of Common Stock at an exercise price of $1.50 per share, and a year-end bonus of 2.5% for each dollar of improvement in Planet's net losses in the fiscal year ending December 31, 2001 compared to the fiscal year ending December 31, 2000 in the first year of the employment, and a year-end bonus of 2.5% of Planet's earnings before income tax for any following years. Bernier's agreement also provides that if Bernier is terminated for any reason other than for cause during the term of employment, then he shall be engaged to provide services to Planet pursuant to a consulting agreement.

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


Date:   November 14, 2000            Planet Polymer Technologies, Inc.


                                     /s/  Robert J. Petcavich
                                     ------------------------------------------
                                     Robert J. Petcavich
                                     Chairman and Chief Technical Officer
                                     (On behalf of Registrant and as
                                     Registrant's Principal Financial and
                                     Accounting Officer)