Form 10KSB
period 2000-12-31
PLANET POLYMER TECHNOLOGIES INC
filed 2001-03-29
CIK 896861

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                           COMMISSION FILE NO. 0-26804

                                 --------------

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

   Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

   The issuer's revenues for the year ending December 31, 2000 were $668,328.

   The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 13, 2001 was $3,051,230, based on the average of the 4:00 p.m. closing bid and ask prices of $0.7655 as reported on the Nasdaq SmallCap Market.

   As of March 13, 2001, 8,688,894 shares of the Company's Common Stock were outstanding and 321,500 shares of the Company's Series A Preferred Stock were outstanding.

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

--------------------------------------------------------------------------------

    Transitional Small Business Disclosure Format (check one) [ ] yes [X] no

                        PLANET POLYMER TECHNOLOGIES, INC.

                                   FORM-10KSB
                          YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

ITEM
NUMBER                                                                      PAGE
------                                                                      ----
                                     PART I.

1.      Description of Business................................................2

2.      Description of Property...............................................11

3.      Legal Proceedings.....................................................11

4.      Submission of Matters to a Vote of Security Holders...................12

                                    PART II.

5.      Market for Common Equity and Related Stockholders Matters.............13

6.      Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................................14

7.      Financial Statements..................................................16

8.      Changes in and Disagreements With Accountants on
        Accounting and Financial Disclosures..................................16

                                    PART III.

9.      Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act.....................17

10.     Executive Compensation................................................17

11.     Security Ownership of Certain Beneficial Owners and Management........17

12.     Certain Relationships and Related Transactions........................17

                                    PART IV.

13.     Exhibits and Reports on Form 8-K......................................18

        Signatures............................................................20

        Power of Attorney.....................................................20

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

                                     PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

PLANET POLYMER TECHNOLOGIES, INC.

   Planet Polymer Technologies, Inc. is an advanced materials company that develops and licenses unique hydro-soluble polymer and biodegradable materials. Planet's proprietary polymer materials are marketed under the trademarks EnviroPlastic(R), Aquadro(R) and AQUAMIM(R). EnviroPlastic and Aquadro and can be used to produce films, coatings and injection molded parts that serve as environmentally compatible alternatives to conventional plastics. AQUAMIM can be used to manufacture complex metal parts using conventional plastics molding equipment. Planet has also developed polymer technologies for Agway, Inc. that are being marketed under the trademarks Optigen(TM) 1200 and FreshSeal(TM).

   Planet's primary focus is on the technologies listed below:

- EnviroPlastic CRT controlled-release technology - Polymer coating technologies for use in agriculture and produce products

-       AQUAMIM Metal Injection Molding - Moldable metal filled polymers

-       EnviroPlastic Z - Biodegradable and compostable polymers

-       Aquadro - Hydrodegradable (water dispersible) polyvinyl alcohol resin

   To date, Planet has commercialized EnviroPlastic controlled-release technologies with Agway, EnviroPlastic Z with The Toro Company's Irrigation Division and has sold pilot production quantities of AQUAMIM and Aquadro products.

   Planet's research and development facility is located in San Diego, California. Planet sold its wholly owned subsidiary, Deltco of Wisconsin, Inc. on January 7, 2000.

   Planet was incorporated under the laws of California in August 1991. Planet's principal executive offices are located at 9985 Businesspark Avenue, San Diego, CA 92131, and its telephone number is 858-549-5130.

PRODUCTS AND TECHNOLOGIES

   Planet is using its polymer chemistry expertise to provide water soluble and degradable technology-based solutions to the current and emerging needs of the industrial and agricultural markets.

     EnviroPlastic(R) Controlled-Release Technology. Planet's EnviroPlastic controlled-release technology is a proprietary polymer coating product line with broad application. This application of this technology allows fertilizer to be controlled for release over 120 days. The patent for EnviroPlastic controlled-release technology is U.S. patent No. 5,803,946. The Company has sought to develop strategic alliances with other potential customers. Since 1995, the Company has had a relationship with Agrium Inc. ("Agrium") to conduct development work in the use of coatings of fertilizer products. On June 23, 1999, the Company entered into an Amending Agreement ("the Amending Agreement") with Agrium to amend the certain Technology Development and License Agreement dated as of January 30, 1995. The Amending Agreement provides that if the Company enters into an arrangement or agreement with Agway with respect to the development of certain technologies involving controlled-released coatings of fertilizers, then the Company will grant to Agrium, among other items, an option to acquire a license and a right to produce, market and distribute such technologies on the same terms and conditions as those offered to Agway.

   This coating technology is also utilized to control the release rate of nitrogen and for controlling the ripening of fruits and vegetables under US patent No. 6,165,529 and No. 6,203,833 and other pending patent applications.

   AQUAMIM(R) Metal Injection Molding. AQUAMIM is designed for the production of precision metal components utilizing a water debinding process, which eliminates the need for hazardous solvents or acids. AQUAMIM feedstock is a mixture of metal powders and Planet's proprietary water soluble polymer binder systems. Various industrial and consumer products can be manufactured by the AQUAMIM technology. Planet currently offers stainless steel compounds, iron-nickel, tool steels, heavy metal alloys, tungsten copper, tungsten carbide cobalt, and Titanium. To date, while Planet has not received significant revenue from the sale of products based on its AQUAMIM technology, it has been aggressively working to commercialize this technology in a number of industrial markets. The patents for AQUAMIM are US patent No. 5,977,230 and No. 6,008,281, and Japanese No. 3,142,828.

   EnviroPlastic(R) Z Biodegradable and Compostable Plastics. The Company's patented EnviroPlastic Z materials are biodegradable and compostable polymers based on the polymer cellulose acetate. Product features include transparency, fast molding cycles, outstanding processability and degradation rates from 1 to 3 years. EnviroPlastic Z materials have been successfully injection molded and extruded into sheet film. EnviroPlastic Z materials are targeted for use in products in the packaging and the industrial markets and is currently in commercial production for The Toro Company's Irrigation Division. The patent for EnviroPlastic Z is US patent No. 5,505,830.

   Aquadro(R) Water Soluble Plastics. Aquadro is a polyvinyl alcohol based compound family developed by Planet to provide cost effective product solutions for the medical disposable, industrial manufacturing and specialty packaging films markets. Aquadro can be manufactured into blown film, extrusion cast film, and injection molded products. Aquadro resins are highly versatile and can be engineered for elastomeric or rigid applications. Aquadro can be designed to dissolve in hot or cold water environments. The development of Aquadro is an advancement of Planet's EnviroPlastic H technology, US patent No. 5,367,003. The patent for Aquadro is US patent No. 5,658,977. While no applications have been commercialized to date, the Company has seen positive results in a number of trial evaluations that may lead to business in the future.

MARKETS AND APPLICATIONS

   Planet is focusing on specific market opportunities where the Company believes that its polymer chemistry expertise, EnviroPlastic CRT controlled-release technology, AQUAMIM, EnviroPlastic Z and Aquadro technologies, may address current or emerging market requirements. However, there can be no assurance that the Company's products or that new products, if developed, will be capable of capturing market share and also be profitable.

   Planet is currently targeting the following markets:

   Agricultural Feed & Fruit/Vegetable Initiatives. The Company's controlled-release technology for animal feed is currently being marketed and developed through a strategic alliance with Agway's Country Products Group. It is being utilized in a product under field testing by Agway as a concentrated source of controlled release nitrogen for dairy cows, while it petitions the FDA for product approval. Additionally, Agway has commercialized and launched a coating package, trademarked FreshSeal, for use in controlling the ripening of tropical fruits and vegetables and is in various trials and test markets. The Company believes that Agway will continue to expand the market areas for both of these technologies. The patent for Preserving Fresh Produce is US patent No. 6,165,529 and No. 6,203,833 and the food contact notification number is FCN 000100.

   Industrial Manufacturing. The Company believes that potential users of AQUAMIM include commercial custom metal injection molding parts producers, internal metal injection molding parts producers and new entrants including diversifying plastic injection molders. Some of the metal injection molding products being produced today include aerospace parts, medical devices, firearm components, business machine and camera parts, jewelry, cutting tools, microelectronics, wear components, surgical tools, computer disk drives, locks, hand tools, sporting goods, thermocouples, connectors, and various industrial components and automotive parts. Planet believes that its AQUAMIM technology provides a simple, safe and cost effective solution for producing metal injection molded parts.

   Planet's EnviroPlastic Z is currently in use by The Toro Company's Irrigation Division as a degradable component of their sprinkler systems.


   Medical Disposables and Specialty Packaging. The Company's Aquadro technology offers both product enhancements and environmental benefits in both film and injection molded applications to a wide range of applications. The chemical characteristics of the Company's products in this area have shown significant promise in providing packaging and film products with an excellent combination of clarity, toughness, printability and economics. Rigid injection moldable grades of the product are being evaluated in disposable medical devices, where environmental sensitivity is a major consideration. Film versions of the polymers are being tested in water soluble and specialty printing applications.


STRATEGIC ALLIANCES

   To facilitate the development and commercialization of Planet's products, Planet has pursued a strategy of aligning itself with a number of companies in the areas of product development and marketing.

   Agway Strategic Alliance. In November 1998, Planet entered into a Stock Purchase Agreement with Agway Holdings, Inc., a subsidiary of Agway, whereby Agway Holdings purchased 1,000,000 shares of Planet's common stock for $1,000,000 and received a warrant to purchase up to 2,000,000 additional shares of common stock at a price of $1.00 per share. The stock purchase transaction was completed in January 1999 with Planet's shareholders' approval. Additionally, in February 1999, Planet received a commitment from Agway whereby Agway agreed to exercise its warrant to acquire up to 500,000 shares of Planet's common stock after July 1, 1999 at Planet's request, in the event that Planet's cash flows were less than currently projected or were insufficient to fund its operating requirements. On November 5, 1999 and March 3, 2000, at Planet's request, Agway exercised warrants with respect to a total of 1,000,000 shares of Planet's common stock on the terms, and subject to conditions, set forth in the warrants and Planet received a total of $1,000,000 in connection with such exercises. On November 14, 2000, at Planet's request and with the Company's offer to reduce the warrant price from $1.00 to $0.75 per share, Agway agreed to exercise their remaining warrants for 1,000,000 shares of stock, providing the Company with $750,000 additional funding to operate the Company. This action raised Agway's ownership in the Company to approximately 34%.

   Contemporaneously with the execution of the Agway Holdings Stock Purchase Agreement, Planet and Agway entered into an agreement relating to the funding by Agway of a feasibility study of Planet's polymer technology for use in agricultural products, other than fertilizers and other biological products, and food products. Under the terms of the feasibility study agreement, Planet is reimbursed for qualifying research and development costs related to staffing, materials, equipment, equipment time, outside testing and travel from Agway.

   Also in November 1998, Planet granted Agway an exclusive worldwide license to all current and future products that utilize Planet's polymer technology for agricultural and food related purposes, other than products already covered by existing agreements. Under the terms of the license, Agway has the exclusive right to grant licenses and sublicenses to other parties on the technology developed under the license. During the term of the license, however, Planet may not conduct any development work of the same nature or type as that performed under the license for any third party on any subject if the intended use falls within, or could reasonably be expected to fall within, Agway's field of business. Moreover, Planet may not enter into any arrangements or agreements with any third party for a license under any of Planet's technology used during performance of this agreement if the intended place of use falls within, or could reasonably be expected to fall within, Agway's field of business without first offering such arrangement to Agway and at the terms no less favorable to Agway than those offered to a third party. Agway's field of business is broadly related to agricultural products and food products, but does not include fertilizers for purposes of the license. As a result, Planet's ability to develop or license its technology to third parties for agricultural and food applications is significantly restricted by the license with Agway. Planet and Agway agreed to execute further sub-agreements to specify the royalties to be paid to Planet for Agway's use of Planet's technology on specific products. In March 2000, Planet and Agway entered into a sub-agreement with respect to animal feed products incorporating Planet's patented/patent pending coatings and/or polymer systems. Also in March 2000, Planet and Agway entered into another sub-agreement with respect to Planet's patented/patent pending coatings and/or polymer systems sold for use on fruits, vegetables, floral and nursery items.

   On November 14, 2000, Planet agreed to sell, assign and transfer to Agway the patent rights related to controlled release technology for animal feed and fruit/produce initiatives, involving four (4) patents and/or applications, for a cash price of $250,000 and the royalty payments equal to the payments Planet would otherwise be entitled to receive pursuant to its existing license agreements dated November 12, 1998 and Sub-Agreements dated March 1, 2000. Contemporaneously with the sale of the patents, Agway agreed to grant Planet, for the sum of $150,000, an irrevocable, exclusive, worldwide, royalty-free license to use and commercially exploit all rights related to the patents for all uses other than food and agricultural initiatives. The License term is for the life of the patents and any patents derived from the patents.

   Agrium Technology Development and License Agreement. In January 1995, Planet entered into a ten year technology and license agreement with Cominco Fertilizers Ltd., now named Agrium Inc., pursuant to which Agrium desired to have Planet conduct further development work including, but not limited to, the use of coatings to control release of fertilizers and to protect products containing biological inoculants. Planet's controlled-release technology polymer for fertilizer was developed for Agrium under this agreement. Under the terms of the agreement, Agrium owns all technology developed under the agreement, including, among other things, compositions of matter, new chemical complexes, association compounds, blends, mixtures or compositions of coating materials, or new products, or new processes relating thereto developed by Planet or by Agrium. In addition, Agrium has the exclusive right to grant licenses and sublicenses on the technology developed under the agreement to other parties. In return for the rights granted to Agrium, Agrium is required to pay royalties to Planet determined in accordance with the terms of the agreement. On June 23, 1999, Planet entered into an Amending Agreement with Agrium, Inc. to amend the Technology Development and License Agreement dated as of January 30, 1995. The Amending Agreement allows Planet to enter into an arrangement or agreement with Agway with respect to the development of technologies involving controlled-released coatings of fertilizers. If Planet enters into such arrangements or agreements with Agway, then Planet will grant Agrium, among other items, an option to acquire a license and a right to produce, market and distribute such technologies on the same terms and conditions as those offered to Agway.

   Planet intends to continue developing other strategic relationships that may help it promote its products or that might extend the range of product solutions provided by Planet's technologies. Planet has entered into non-disclosure agreements providing for the confidential exchange of information and discussion with potential strategic partners and customers. There can be no assurance that any such agreements will result in any development and license agreements or commercial relationships. There can be no assurance that Planet will be able to negotiate acceptable customer relationships in the future, or that its existing joint development and licensing agreements will be successful. There can also be no assurance that Planet and its potential strategic partners will be able to develop any products or that the new products, if developed, and their pricing will be acceptable to customers.

SALES AND MARKETING

   Planet primarily relies on direct sales efforts and strategic marketing alliances to market Planet's products and technologies. Many of these direct sales efforts are based on the initiatives of Planet's senior management. Planet believes that these efforts have provided Planet with significant market exposure and have continued the educational process required to commercialize its technologies. In order to leverage its sales and marketing efforts, Planet has also developed strategic alliances with Agway and Agrium. See "Strategic Alliances."

   Most of Planet's technologies are designed to be specially engineered to enhance, and become incorporated into, customers' products. Due to this high degree of product specialization, Planet expects the average sales cycle for its products to be approximately 24 to 48 months. This average sales cycle includes initial customer contacts, specification writing, engineering design, prototype construction, pilot testing, regulatory approval, if any, sales and marketing and commercial manufacture. A significant amount of time and energy is required by Planet's staff to educate the customer, understand the customer's unique application requirements and recommend and develop the appropriate solution.

COMPETITION

   Planet considers the competition for its AQUAMIM products/process to be from competing technologies rather than from direct competitors. The competing technologies include: solvent debinding technologies based on a wax binder by Advanced Forming Technology, catalytic debinding based on a polyacetal binder by BASF Corporation, air dry debinding based on a water-based binder by Honeywell, Inc. and thermal debinding based on an acrylic binder by Rohm & Haas Company.

   In the manufacture and marketing of controlled-release fertilizer, Planet competes indirectly with Pursell Inc. and The Scotts Company in the United States and Haifa Chemical Company in Israel. Planet believes that its EnviroPlastic controlled-release technology is a lower cost alternative that can be targeted towards the broader agricultural market rather than the turf nursery and ornamental market segment being served today.

   The primary source of competition for Planet's EnviroPlastic and Aquadro products currently comes from suppliers of conventional non-degradable plastic products. The use of non-degradable products and current methods of solid waste disposal are well established and accepted by both consumers and the industry, many of whom may be indifferent to the benefits offered by Planet's technologies. Many of Planet's competitors, who provide these non-degradable products, have significantly greater financial, technical and human resources than Planet. Direct competition with respect to degradable polymer materials is limited. Technologies that Planet believes to be potentially competitive include polyvinyl alcohol, starch-based polymers and polylactic acid. A lessening of political or consumer concern for environmental aspects of waste disposal could significantly harm Planet's competitive position.

   There can be no assurance that any one of these potentially competitive technologies will obtain a significant market share prior to the commercialization of Planet's products. The development of a competing or superior technology or the commercialization of such technology by any one of Planet's potential competitors could have a material adverse effect on Planet's sales or operating profits.

MANUFACTURING AND SUPPLIERS

   Planet manufactures polymer materials in pellet form from base raw materials purchased from third party vendors. Planet has manufactured only limited production quantities of its products at its facility in San Diego, California, and continues to use PolyOne, formerly M.A. Hanna Engineered Materials, as a contract manufacturer to produce larger quantities of materials when required. The components for Planet's polymer blends, alloys and coating products are available from several suppliers such as Union Carbide Corporation, The Dow Chemical Company, Dupont, Eastman Chemical Company and Air Products and Chemicals, Inc. as well as other sources. Planet has not executed long-term supply agreements with any of its vendors.

   To date, Planet has obtained adequate quantities of raw materials on acceptable terms to meet its requirements and with volume purchase orders on some items in order to obtain quantity discounts. Planet does not anticipate significant difficulties in obtaining raw materials in sufficient quantities to meet its anticipated needs. Should supply problems arise, however, Planet's inability to develop alternative cost-effective sources could materially impair Planet's ability to manufacture and deliver products. Additionally, an interruption or reduction in the source of supply of any of the component materials, or an unanticipated increase in vendor prices, could materially and adversely affect Planet's operating results and damage customer relationships.

RESEARCH AND DEVELOPMENT

   Research and development expenditures for the years ended December 31, 2000 and 1999 were approximately $298,000 and $258,000, respectively. Planet believes that its long-term success depends on the continued development and commercialization of cost-effective solutions consisting of engineered environmentally compatible polymer materials. As of December 31, 2000, Planet had three Ph.D. polymer scientists, one MS research scientist and one process technician engaged in product development programs, which include polymer synthesis, polymer blending, process development, pilot and full scale manufacturing and testing. In January 2001, in an effort to commercialize already developed technologies, Planet initiated a realignment of staff and responsibilities. The revamped R&D organization is expected to result in a net zero change in total personnel, but will result in a replacement of one or two Ph.D.'s. Planet does, however, aim to design and develop new products internally and, where appropriate, acquire existing technologies for commercialization, although Planet currently has no plans for any such acquisitions. Planet anticipates that some of the 2001 research and development expenditures in the agricultural feed and fruit/vegetable coatings area will be reimbursed by Agway under its Feasibility Agreement. For the years ended December 31, 2000 and 1999, Planet recorded reimbursable research and development costs of approximately $175,000 and $355,000, respectively, from Agway.

INTELLECTUAL PROPERTY AND PROPRIETARY TECHNOLOGIES

   Planet believes that, although the ownership and licensing of patents is a significant competitive advantage in its business, its success also depends on the innovative skills, technical competence, and marketing ability of its scientific, engineering, and sales and marketing personnel. Planet intends to continue to design and develop proprietary engineered environmentally compatible polymer blends and alloys, as well as enhancements and improvements on existing products, and will seek patent and trademark protection for such inventions, improvements and enhancements as appropriate.

   In 2000, Planet expanded its existing patent portfolio with: (1) the issuance of US and South African patents for Process for Preserving Fresh Produce; (2) the issuance of an Australian patent for EnviroPlastic CRT fertilizer technology; and (3) the issuance of a Japanese patent for AQUAMIM technology. All other technologies of Planet are considered trade secrets and patent protection will be pursued as appropriate.

   On November 14, 2000, Planet agreed to sell, assign and transfer to Agway the patent rights related to controlled release technology for animal feed and fruit/produce initiatives, involving four (4) patents and/or applications, for a cash price of $250,000 and the royalty payments equal to the payments Planet would otherwise be entitled to receive pursuant to its existing license agreements dated November 12, 1998 and Sub Agreements dated March 1, 2000. Contemporaneously with the sale of the patents, Agway agreed to grant Planet, for the sum of $150,000, an irrevocable, exclusive, worldwide, royalty-free license to use and commercially exploit all rights related to the patents for all uses other than food and agricultural initiatives. The License term is for the life of the patents and any patents derived from the patents.

   While Planet believes that a competitor with substantial financial resources and technical expertise could develop polymer materials equivalent to Planet's, Planet believes that its lead times, continued research and development efforts and relationship driven strategic alliances with customers provide it with a competitive advantage. Planet relies on trade secrets, proprietary know-how and process technology, which it seeks to protect, in part, by confidentiality agreements with its employees, consultants and customers. There can be no assurance that these agreements will not be breached, that Planet would have adequate remedies for any breach or that Planet's trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

   In addition, there can be no assurance that Planet's pending patent applications will be approved, that Planet will develop additional proprietary materials or processes that are patentable, that any patents issued to Planet or any of its licenses will provide Planet with competitive advantages or will not be successfully challenged by third parties or that the patents of others will not have an adverse effect on the ability of Planet to conduct its business. Furthermore, there can be no assurance that others will not independently develop similar or superior technologies, duplicate any of Planet's processes or design around the patented materials developed by Planet. Planet believes that its products, patents, trademarks and other proprietary rights do not infringe the property rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future. It is possible that Planet may need to acquire licenses to, or to contest the validity of, issued or pending patents of third parties relating to Planet's technology. There can be no assurance that licenses under such patents would be made available to Planet on acceptable terms, if at all, or that Planet would prevail in any such contest. In addition, Planet could incur substantial costs defending itself in suits brought against the Company with respect to patents or in bringing suits against other parties.

GOVERNMENT REGULATION

   Some end products into which Planet's products are incorporated may be subject to significant regulation and approval by federal, state and local entities such as the Food and Drug Administration and the Environmental Protection Agency. Similar regulatory agencies exist worldwide. Planet may be required to provide its customers with technical information on its products to be used by the customer in the regulatory process. Planet's customers will have primary responsibility for obtaining any required governmental approvals. The approval process could be costly and lengthy and potential sales of Planet's products could be significantly delayed and/or eliminated as to end products subject to such regulatory approval.

EMPLOYEES

   As of December 31, 2000 Planet had eleven full-time or part-time employees at its corporate headquarters in San Diego, California, three of whom hold doctoral degrees. Five employees are engaged in research and development activities, two are involved in sales and marketing, and four are in administrative, business development, operations and research support positions. With the Company's stated objective of refocusing effort and development activity to commercialize already developed technologies, the realignment of staff and responsibilities initiated in January 2001 is expected to maintain overall staff level, but result in a reduction of Ph.D. employees when it is completed in Q2 2001. Planet believes that its future success will depend in part on its ability to recruit, retain and motivate qualified management, marketing, technical and administrative employees. Planet has an employment agreement with two key employees, Robert J. Petcavich and Richard C. Bernier. None of Planet's employees are covered by collective bargaining agreements, and management considers relations with employees to be good.

RISK FACTORS

   Our History of Operating Losses. We have incurred losses since inception. For the years ended December 31, 2000 and 1999, we had net losses of approximately $1,174,000 and $1,561,000, respectively. As of December 31, 2000, we had an accumulated deficit of approximately $12.7 million. Since inception, Planet has generated minimal revenues from product sales.

   Future Capital Needs; Uncertainty of Additional Funding. Our future capital requirements will depend on many factors, including:

   -  the cost of manufacturing scale-up;

   -  the timing of market acceptance of our products;

   -  competing technological and market developments; and

   -  the costs involved in filing, prosecuting and enforcing patent claims.

   We anticipate that our existing resources will be sufficient to maintain our current and planned operations through at least September 30, 2001. We cannot guarantee that changes in our plans or other events affecting our operating expenses will not result in the expenditure of such resources before such time.

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

   Continued Quotation On The Nasdaq SmallCap Market. Our ability to raise capital may be dependent upon the stock being quoted on the Nasdaq SmallCap Market. Our Common Stock is quoted on the Nasdaq SmallCap Market. We cannot guarantee that we will be able to satisfy the criteria for continued quotation on the Nasdaq SmallCap Market. For example, one of the criteria for continued quotation is that we will maintain net tangible assets of $2 million as defined in the NASD rules. As of December 31, 2000, our net tangible assets were approximately $1,844,000 million. Failure to meet the maintenance criteria may result in our Common Stock not being eligible for quotation. In such event, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our Common Stock.

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

   Reliance on Strategic Relationships. Our technologies are designed to serve multiple industries. An important part of our strategy is to promote acceptance of our products through technology and product alliances with certain customers. Our dependence on these customers raises certain risks with respect to the future success of our business. We have focused our product development efforts by working in close collaboration with our customers. Certain of our customers are concurrently engaged in similar development and testing programs with other companies involving competing products and technologies. Our success is dependent on the successful completion and commercial deployment of our products and on the future commitment of our customers to our products and technology. We cannot guarantee that our collaboration with our customers will result in products that are accepted by our customers or widely accepted in the marketplace. In addition, our reliance on collaborations with third parties may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves. For example, pursuant to our License Agreement and sale of patent rights to Agway, Agway has certain rights to our technologies and we must rely upon them to produce, market and distribute the technologies licensed to or sold them. In addition, the Agway agreement places certain limitations on us with respect to the use of our technologies in certain areas of business. We may enter into similar collaborations in the future.

   Management of Growth. Future company growth may challenge our management, operational and financial resources. Our ability to manage growth effectively will require us to continue to implement and improve our management, operational and financial systems and to expand, train and manage our employees.

   Management of growth is especially challenging for a company with a limited financial resources, and the failure to effectively manage growth could have a material adverse effect on our results of operations. Failure to upgrade operating and financial control systems or difficulties encountered during such upgrades could adversely affect our business and results of operations. Although we believe that our systems and controls are adequate to address our current needs, we cannot guarantee that such systems and controls will be adequate to address future changes in our business.

   Competition. We consider our competition for our AQUAMIM product to be from competing technologies rather than from direct competitors. The competing technologies include: solvent debinding technologies based on a wax binder by Advanced Forming Technology, catalytic debinding based on a polyacetal binder by BASF Corporation, air dry debinding based on a water-based binder by Honeywell, Inc. and thermal debinding based on an acrylic binder by Rohm & Haas Company. In the manufacture and marketing of controlled-release fertilizer, the Company competes indirectly with Pursell Inc. and The Scotts Company in the United States and Haifa Chemical Company in Israel. Many of our competitors have significantly greater financial, technical and human resources than we do.

   The primary source of competition for our EnviroPlastic and Aquadro products currently comes from suppliers of conventional non-degradable plastic products. The use of non-degradable products is well-established and accepted by both consumers and the industry, many of whom may be indifferent to the benefits offered by our products. Many of our competitors who provide these non-degradable products have significantly greater financial, technical and human resources than we do. Changes in political and consumer emphasis on environmental factors in waste disposal could significantly harm our competitive position relative to these established solutions with respect to certain of our products whose principal advantage is degradability. Such changes may be imminent in light of the current political climate, the unlikelihood of increased environmental regulation and the possibility of a reduction in environmental regulation. In addition, we are subject to competition from other specialty chemical companies offering alternative solutions.

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

   Dependence on Key Personnel. Our success depends to a significant extent upon the continued service of Robert J. Petcavich, our Chairman and Chief Technology Officer and Richard C. Bernier, our Chief Executive Officer and President, and the loss of such key executives could have a material adverse effect on our business or results of operations. We are also dependent on other key personnel, and on our ability to continue to attract, retain and motivate highly skilled personnel. The competition for such employees is intense, and we cannot guarantee that we will be successful in attracting, retaining or motivating key personnel. We maintain "key-person" life insurance policies with respect to such persons to compensate us in the event of their deaths.

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

   Shares Eligible for Future Sale. Sales of substantial amounts of our Common Stock in the public market or the prospect of such sales by existing shareholders and warrant holders could materially adversely affect the market price of our Common Stock. As of December 31, 2000, we had outstanding 9,058,729 shares of Common Stock (assuming the conversion of all outstanding shares of Preferred Stock into shares of Common Stock). Virtually all of our outstanding shares of Common Stock are either registered and therefore freely tradable or may be transferred pursuant to Rule 144(k) under the Securities Act, unless held by our "affiliates" as that term is defined in Rule 144 under the Securities Act. On November 13, 2000, a Registration Statement on Form SB-2 to register up to 2,000,000 shares of Common Stock issuable to Triton West Group, Inc. under a Private Equity Line of Credit Agreement that we entered into with Triton on August 15, 2000 was declared effective. Under the Equity Line of Credit, we may request Triton to purchase up to a certain number of shares of Common Stock based upon the price and average trading volume of our Common Stock. Under current levels, we could request Triton to purchase up to $35,000 of Common Stock. The Registration Statement also covered 5,000 of Common Stock and 125,000 shares issuable under a warrant previously issued to Triton in connection with Triton's execution of the Private Equity Line of Credit Agreement. We have also filed Registration Statements on Form S-8 under the Securities Act each covering 500,000 shares of Common Stock reserved for issuance under our 2000 Stock Incentive Plan and 1995 Stock Option Plan. Upon issuance, shares registered under these two Registration Statements will be, subject to Rule 144 volume limitations applicable to our affiliates, available for sale in the open market.

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

ITEM 2.  DESCRIPTION OF PROPERTY

   Our executive offices, as well as research laboratories and a limited production facility, are located in approximately 6,080 square feet of leased office space in San Diego, California. On August 1, 1999, the Company entered into a new three-year standard industrial lease. The lease will expire on July 31, 2002 and the monthly rental payment is $5,168 for the first twelve months, $5,349 for the second twelve months and $5,536 until expiration. The Company believes its current facility is suitable for its present and future needs.

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

   On September 22, 2000, the Superior Court issued a telephonic ruling denying the defendants' motion to vacate. In response, the defendants requested oral argument. The Court held a hearing on October 27, 2000. On October 31, 2000, the Court issued its ruling denying defendants' motion to vacate. Defendants then appealed the Court's ruling to the Fourth District Court of Appeal. The Company moved to dismiss the appeal, which order of dismissal was entered by the Court of Appeal on January 9, 2001.

   On October 23, 2000, the Company filed a second action against Brian To, and his attorneys, for breach of an agreement between the parties which would have resolved all issues. The Company is seeking to enforce the settlement agreement. Defendants responded to the complaint on February 5, 2001, with two motions to dismiss the complaint. The Company's opposition to these motions was due March 20, 2001.

   In light of the limited discovery allowed in arbitration, it is difficult to evaluate defendants' claims. However, in the opinion of management, the ultimate resolution of the litigation is not expected to have a material effect on the Company's position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's Common Stock has been traded on the Nasdaq SmallCap tier of the Nasdaq Stock Market ("Nasdaq") under the symbol "POLY," since the Company's initial public offering on September 21, 1995. The following table sets forth the high and low sales prices of the Company's Common Stock for the period from January 1, 1999 through December 31, 2000 as furnished by Nasdaq. These prices reflect prices between dealers without retail markups, markdowns or commissions, and may not necessarily represent actual transactions:

                                                          Trade Prices
                                                       ------------------
                                                        High         Low
                                                       ------      -------
     Fiscal year ended December 31, 1999
            First Quarter                              2 1/4       1  1/8
            Second Quarter                             2 3/8       1  3/8
            Third Quarter                              3 1/2       1  1/12
            Fourth Quarter                             3 1/8       2
     Fiscal year ended December 31, 2000
            First Quarter                              5           2 17/32
            Second Quarter                             3 1/4       2  1/16
            Third Quarter                              2 5/8       1  1/2
            Fourth Quarter                             2 1/32         9/16

   On March 13, 2001, the last reported sale price of the Company's Common Stock on the Nasdaq SmallCap market was $0.781. As of March 13, 2001, there were approximately 144 holders of record of the Company's Common Stock with 8,688,894 shares outstanding. The market price of shares of Common Stock, like that of the common stock of many other emerging growth companies, has been and is likely to continue to be highly volatile.

   Under the terms of the Securities Purchase Agreement dated as of September 19, 1997, between the Company and Special Situations Private Equity Fund, L.P., holder of the Company's Series A Preferred Shares (the "Investor"), the Investor is entitled to receive, quarterly as a dividend, payment in the form of shares of Common Stock. Accordingly, in 1999, the Company issued to the Investor dividends of 29,914 shares of Common Stock, valued at approximately $60,000 and in 2000, issued 21,836 shares of Common Stock valued at approximately $40,869.

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

   On November 5, 1999 and March 3, 2000, at the Company's request, Agway agreed to exercise warrants to acquire a total of 1,000,000 shares of the Company's Common Stock on the terms, and subject to conditions, set forth in the warrant and the Company received $1,000,000 in connection with such exercises

   On August 23, 2000, Planet entered into a private equity line of credit agreement with Triton West Group, an institutional investment company. Subject to the terms and conditions of that agreement, Planet will have, over a 36 month period, access to an equity-based line of credit of up to $7,000,000, proceeds to be used to provide working capital and funds for the continuation of the building/expansion and commercialization of Planet's technologies.

   On November 14, 2000, at the Company's request and with the Company's offer to reduce the warrant price from $1.00 to $0.75 per share, Agway agreed to exercise the warrant to acquire a total of 1,000,000 shares of the Company's Common Stock on all other terms, and subject to conditions, set forth in the warrant and the Company received $750,000 in connection with such exercise. Additionally, on November 14, 2000, Planet agreed to sell, assign and transfer to Agway the patent rights related to controlled release technology for animal feed and fruit/produce initiatives, involving four (4) patents and/or applications, for a cash price of $250,000 and the royalty payments equal to the payments Planet would otherwise be entitled to receive pursuant to its existing license agreements dated November 12, 1998 and Sub Agreements dated March 1, 2000. Contemporaneously with the sale of the patents, Agway agreed to grant Planet, for the sum of $150,000, an irrevocable, exclusive, worldwide, royalty-free license to use and commercially exploit all rights related to the patents for all uses other than food and agricultural initiatives. The License term is for the life of the patents and any patents derived from the patents.

RECENT SALES OF UNREGISTERED SECURITIES

   In 2000, the Company paid Common Stock dividends to the Investor. The March 15, 2000, June 15, 2000, September 15, 2000 and December 15, 2000 dividend payments of 2,736 shares, 4,239 shares, 4,148 shares and 10,713 shares, respectively, were issued pursuant to an exemption from registration for transactions not involving a public offering. The March 15, 2000, June 15, 2000 and September 15, 2000 dividend payments were registered under the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on November 13, 2000.

   Agway exercised warrants to purchase 500,000 shares of Common Stock on November 5, 1999 and March 3, 2000. After receiving cumulative proceeds of $1,000,000 from Agway, the Company was required to (i) pay a $60,000 cash transaction fee to LBC, and (ii) issue LBC five-year warrants to purchase 50,000 shares of Common Stock with an exercise price of $4.1625 per share, in exchange for $2,500. These warrants were issued March 9, 2000 pursuant to an exemption from registration for transactions not involving a public offering.

   On August 23, 2000, in conjunction with the execution of an agreement with Triton West Group for a private equity line of credit of up to $7,000,000, Planet issued to Triton 5,000 shares of Planet common stock and a warrant to purchase 125,000 shares of Planet common stock at an exercise price of $2.5781 per share.

   After receiving proceeds from Agway, pursuant to its purchase of Common Stock on November 14, 2000 and that certain Patent Transaction involving certain patents and potential future patents concerning animal feed additives, fruit and vegetable coatings and controlled release fertilizer, the Company was required to (i) pay a $60,000 cash transaction fee to LBC, and (ii) issue LBC five-year warrants to purchase 50,000 shares of Common Stock with an exercise price of $4.1625 per share, in exchange for $2,500. These warrants were issued March 20, 2001 pursuant to an exemption from registration for transactions not involving a public offering.

   On October 17, 2000, pursuant to its Employment Agreement with Richard C. Bernier, Planet issued 10,000 shares of the Company's Common Stock. These shares are exempt from registration.

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

   Since the Company was founded in 1991, with the exception of resources expended in connection with the purchase and ongoing operation of Deltco, substantially all of the Company's resources have been devoted to the development and commercialization of its technologies and products. This has included the expenditure of funds to develop the Company's corporate infrastructure, support the Company's marketing efforts and establish a pilot production facility, in addition to research and development. In January 2000, Planet sold its wholly owned subsidiary, Deltco, a manufacturer and reprocessor of plastic resins located in Ashland, Wisconsin. Planet has incurred operating losses since inception and had an accumulated deficit as of December 31, 2000 of approximately $12.7 million. Pending commercial deployment of and related volume orders for the Company's products, the Company expects to incur additional losses.

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

   The Company's revenues increased approximately $95,000 from approximately $573,000 for the year ended December 31, 1999 to approximately $668,000 for the year ended December 31, 2000. This increase was primarily attributable to revenues associated with the commercial deployment of EnviroPlastic(R) Z for The Toro's Company's Irrigation Division of $401,000 offset by reduced research and development revenue.

   Cost of revenues increased from approximately $15,000 from approximately $524,000 for the year ended December 31, 1999 to approximately $539,000 for the year ended December 31, 2000. This increase was primarily due to the costs associated with the commercialization of EnviroPlastic(R) Z of $324,000 offset by reduced research and development being performed for customers.

   General and administrative expenses increased $66,000 from approximately $887,000 for the year ended December 31, 1999 to approximately $953,000 for the year ended December 31, 2000. This increase was primarily attributable to increased use of an investor relation's consultant and the addition of a new Chief Executive Officer offset by reduced legal fees.

   Marketing expenses increased $75,000 from approximately $184,000 for the year ended December 31, 1999 to approximately $259,000 for the year ended December 31, 2000. This increase was primarily attributable to the addition of a metal injection molding marketing consultant during a portion of 2000 and the allocation of a portion of the Chief Executive Officer's salary to marketing expenses.

   The Company's research and development expenses increased approximately $40,000 from approximately $258,000 for the year ended December 31, 1999 to approximately $298,000 for the year ended December 31, 2000. This increase was primarily due to increased salaries and internally funded product development.

   In 1996, Planet recorded an obligation of $265,000 for outstanding employment tax issues. During 1999, Planet resolved a portion of the employment tax issues and recorded other income of $113,000. The Company subsequently determined that the remainder of such obligation is no longer payable. As a result, the obligation has been reversed and other income was recognized in the year ended December 31, 2000 in the amount of $152,000.

   The Company's net loss decreased approximately $387,000 from approximately $1,561,000 during the year ended December 31, 1999 to approximately $1,174,000 during the year ended December 31, 2000 as a result of the aforementioned contributing factors and the loss on the sale of Deltco during 1999 of approximately $561,000 offset by income from discontinued operations at Deltco of approximately $164,000.

   As of December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $11,162,000 and for California state tax purposes of approximately $2,591,000. During the period from 1998 through 2000, certain ownership changes occurred. As a result, the Company's annual utilization of net operating loss and tax credit carryforwards may be limited as defined by Sections 382 and 383 of the Internal Revenue Code. Due to the possible limitation under Section 382 and 383 of the Internal Revenue Code and Planet's lack of historical earnings, the Company has recorded a full valuation allowance for deferred tax assets.

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

   On each of November 5, 1999 and March 3, 2000, Agway exercised warrants to purchase 500,000 shares of the Company's Common Stock on the terms, and subject to the conditions, set forth in the warrant and the Company received cumulative proceeds of $1,000,000 in connection with such exercises.

   Pursuant to an agreement dated November 14, 2000, in response to an offer by Planet to reduce the warrant exercise price from $1.00 per share to $0.75 per share, Agway agreed to exercise its remaining warrant to purchase 1,000,000 shares of the Company's Common Stock on the terms, and subject to the conditions, set forth in the warrant and the Company received cumulative proceeds of $750,000 in connection with such exercises.

   The Company used approximately $1,206,000 for continuing operations for the year ended December 31, 2000. Such funds were used for research and development activities, marketing efforts and administrative support.

   Net cash provided by investing activities of approximately $702,000 for the year ended December 31, 2000 primarily resulted from proceeds from the sale of Deltco, offset by the cost of patents and purchases of equipment.

   Net cash provided by financing activities of approximately $1,237,000 for the year ended December 31, 2000 primarily resulted from proceeds of approximately $1,450,000 from the exercise of warrants and stock options, offset by equity issuance costs of approximately $169,000, the repayment of fund advances of approximately $61,000 to Agway.

   At December 31, 2000, the Company had approximately $1,089,000 in cash and cash equivalents. The Company believes that its existing sources of liquidity and anticipated revenue, will satisfy the Company's projected working capital and other cash requirements through at least September 30, 2001. There can be no assurance, however, that future revenue decreases or changes in the Company's plans or other events affecting the Company's operating expenses will not result in the expenditure of the Company's resources. On August 15, 2000 Planet entered into the Private Equity Line of Credit Agreement which gives Planet the right, until August 15, 2003, or earlier, to exercise a drawdown and require that Triton purchase up to $7,000,000 of our common stock. The maximum amount that Planet can require Triton to purchase at any given time is subject to a floating number based upon our closing bid price and our average trading volume in a thirty-day period. Moreover, Triton is not obligated to accept a Put on the Private Equity Line of Credit if one of the following occurs: (i) Planet is not listed on the Nasdaq National Market, the Nasdaq SmallCap Market, the American Stock Exchange or the New York Stock Exchange (See Item 1, Risk Factors, Continued Quotation On The Nasdaq SmallCap Market); (ii) the put price is greater than the market price; or (iii) the put amount is less than $100,000. The Company expects that it will need to raise substantial additional funds to continue its current and planned operations. The Company intends to seek additional funding from existing and potential customers or through public or private equity or debt financing. There can be no assurance that additional financing will be available on acceptable terms, or at all. The Company's ability to raise additional capital may be dependent upon the stock being quoted on the Nasdaq SmallCap Market. There can be no assurance that the Company will be able to satisfy the criteria for continued quotations on the Nasdaq SmallCap Market (See Item 1, Risk Factors, Continued Quotation On The Nasdaq SmallCap Market).

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

       3. Exhibits. See Exhibit Index in part (c), below.

   (b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 2000.

   (c)  Exhibit Number       Description
        --------------       -----------
        3.1(1)               Restated Articles of Incorporation of the
                             Registrant.
        3.2(1)               Restated Bylaws of the Registrant.
        3.3(6)               Amended and Restated Certificate of Determination
                             of Preferences of Series A Convertible Preferred
                             Stock.
        4.1                  Reference is made to Exhibits 3.1, 3.2 and 3.3.
        4.2(1)               Form of warrant issued to Underwriters.
        4.3(1)               Form of Class B Warrant, with related schedule of
                             warrantholders.
        4.4(1)               Warrant issued to Reynolds Kendrick Stratton.
        4.5(1)               Form of warrant issued to advisors, with related
                             schedule of warrantholders.
        4.6(1)               Specimen Stock Certificate.
        4.7(2)               Non-statutory Stock Options granted in September
                             1994 to Dr. Petcavich and Messrs. Wright and To.
        4.8(1)               Warrant issued to Am-Re Services, Inc.
        5.1(16)              Opinion of Blanchard Krasner & French, APC.
        10.1(1)              Form of Indemnity Agreement entered into between
                             the Registrant and each of its executive officers
                             and directors.
        10.2(1)              Registrant's 1995 Stock Option Plan (the "1995
                             Option Plan").
        10.3(1)              Form of Incentive Stock Option Grant under the 1995
                             Option Plan.
        10.4(1)              Form of Non-statutory Stock Option Grant under the
                             1995 Option Plan.
        10.5(1)              Standard Industrial Gross Lease, dated June 1,
                             1992, between the Registrant and The Trustees Under
                             the Will and of the Estate of James Campbell,
                             Deceased, as amended August 13, 1992 and May 3,
                             1994.
        10.6(1)              Agreement to Assign Proprietary Rights between the
                             Registrant and Dr. Robert J. Petcavich.
        10.7(1)              Form of Confidential Information Agreement entered
                             into between the Registrant and its employees.
        10.8(3)              Purchase and Sale Agreement dated as of January 1,
                             1996, by and among the Registrant, Deltco of
                             Wisconsin, Inc., and Jack G. Martinsen.
        10.9(4)              Executive Employment Agreement dated January 1,
                             1996, between the Registrant and Dr. Robert J.
                             Petcavich.
        10.10(10)            Executive Employment Agreement dated November 18,
                             1998 and effective January 1, 1999, between the
                             Registrant and Dr. Robert J. Petcavich.
        10.11(5)(9)          Technology Development and License Agreement, dated
                             January 30, 1995, between the Registrant and
                             Cominco Fertilizers, Ltd.
        10.12(5)             Fourth Amendment to Lease, dated August 1, 1997
                             between the Registrant and The Trustees Under the
                             Will and of the Estate of James Campbell.
        10.13(6)             Securities Purchase Agreement, dated September 19,
                             1997, between the Registrant and Special Situations
                             Private Equity Fund, L.P.
        10.14(6)             Warrant to Purchase Common Stock, dated September
                             24, 1997, issued by the Registrant to Special
                             Situations Private Equity Fund, L.P.
        10.15(8)             Stock Purchase Agreement, dated November 12, 1998
                             between the Registrant and Agway Holdings, Inc.
        10.16(8)             Warrant to Purchase Common Stock, dated January 11,
                             1999, issued by the

                             Registrant to Agway Holdings, Inc.
        10.17(10)            Registration Rights Agreement, dated January 11,
                             1999, between the Registrant and Agway Holdings,
                             Inc.
        10.18(10)            Product Feasibility Agreement dated as of November
                             12, 1998 between the Registrant and Agway Consumer
                             Products, Inc.
        10.19(10)            License Agreement dated as of November 12, 1998
                             between the Registrant and Agway Consumer Products,
                             Inc.
        10.20(11)            Amendment No.1 dated as of February 25, 1999 to the
                             Form of the Warrant dated January 11, 1999 issued
                             by the Registrant to Agway Holdings, Inc.
        10.21(13)            Warrant to Purchase Common Stock, dated March 29,
                             1999, issued by the Registrant to LBC Capital
                             Resources, Inc.
        10.22(12)            Amended Technology Development and License
                             Agreement, dated June 23, 1999, between the
                             Registrant and Agrium Inc. (formerly known as
                             Cominco Fertilizers Ltd.).
        10.23(13)            Sub-Agreement to License Agreement (Animal Feed)
                             effective as of March 1, 2000 between the
                             Registrant and Agway, Inc.
        10.24(13)            Sub-Agreement to License Agreement (Fruits,
                             Vegetables, Etc.) effective as of March 1, 2000
                             between the Registrant and Agway, Inc.
        10.25(13)            Warrant to Purchase Common Stock, dated March 9,
                             2000, issued by the Registrant to LBC Capital
                             Resources, Inc.
        10.26(14)            Registrants 2000 Stock Incentive Plan (the "2000
                             Plan).
        10.27(14)            Form of Incentive Stock Option Grant under the 2000
                             Plan.
        10.28(14)            Form of Non-statutory Stock Option Grant under the
                             2000 Plan.
        10.29(16)            Private Equity Line of Credit Agreement dated
                             August 15, 2000 and Exhibits.
        10.30(16)            Letter dated September 11, 2000 amending the
                             Private Equity Line of Credit Agreement.
        11.1(13)(15)         Statement of Computation of Common and Common
                             Equivalent Shares.
        23.1                 Consent of PricewaterhouseCoopers LLP.
        23.2                 Consent of Blanchard Krasner & French, APC.
        24.1                 Power of Attorney. Reference is made to page 20.


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

(13) Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB filed for the fiscal year ended December 31, 1999 and incorporated herein by reference.

(14) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-38500) filed on June 2, 2000 and incorporated herein by reference.

(15) Previously filed as an exhibit to the Regristrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.

(16) Previously filed as an exhibit to the Registrant's Registration Statement on Form SB-2, as amended (No. 333-46474) and incorporated herein by reference.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PLANET POLYMER TECHNOLOGIES, INC.


Dated  March 29, 2001                   By: /s/ Richard C. Bernier
                                            ----------------------------------
                                            Richard C. Bernier
                                            Chief Executive Officer


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

Signature                             Title                                             Date
---------                             -----                                             ----
/s/ Robert J. Petcavich               Chairman                                          March 29, 2001
--------------------------------
Robert J. Petcavich

/s/ Richard C. Bernier                Director and Chief Executive Officer              March 29, 2001
--------------------------------      (Principal Executive Officer)
Richard C. Bernier                    (Principal Financial and Accounting Officer)

/s/ H. M. Busby                       Director                                          March 29, 2001
--------------------------------
H. M. Busby

/s/ Michael M. Coleman                Director                                          March 29, 2001
--------------------------------
Michael M. Coleman

/s/ Dennis J. LaHood                  Director                                          March 29, 2001
--------------------------------
Dennis J. LaHood

/s/ Thomas A. Landshof                Director                                          March 29, 2001
--------------------------------
Thomas A. Landshof

/s/ Peter J. O'Neill                  Director                                          March 29, 2001
--------------------------------
Peter J. O'Neill

/s/ Ronald B. Sunderland              Director                                          March 29, 2001
--------------------------------
Ronald B. Sunderland

             INDEX TO FINANCIAL STATEMENTS -- ITEM 7 OF FORM 10-KSB

Report of Independent Accountants..........................................................F-2

Financial Statements and Notes:

Balance Sheet as of December 31, 2000......................................................F-3

Statements of Operations for the Years Ended December 31, 2000 and 1999....................F-4

Statements of Shareholders' Equity for the Years Ended December 31, 2000 and 1999..........F-5

Statements of Cash Flows for the Years Ended December 31, 2000 and 1999....................F-6

Notes to Financial Statements..............................................................F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Planet Polymer Technologies, Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Planet Polymer Technologies, Inc. at December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PricewaterhouseCoopers LLP

San Diego, California
February 15, 2001

                        PLANET POLYMER TECHNOLOGIES, INC.

                                  BALANCE SHEET

                                 ---------------

                                                                         DECEMBER 31,
                                                                             2000
                                                                         ------------
ASSETS

Current assets:
     Cash and cash equivalents                                           $  1,088,567
     Accounts receivable                                                       57,108
     Inventories, net                                                         118,745
     Prepaid expenses                                                          53,590
     Current portion of note receivable                                         7,958
                                                                         ------------
           Total current assets                                             1,325,968

Property and equipment, net of accumulated depreciation of $265,846           180,669
Patents and trademarks, net of accumulated amortization of $120,179           393,288
Note receivable, less current portion                                          85,825
Other assets                                                                    7,502
                                                                         ------------
           Total assets                                                  $  1,993,252
                                                                         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                    $     31,716
     Accrued payroll and vacation                                              38,206
     Other accrued expenses                                                    61,073
     Current portion of capital lease obligations                              10,197
                                                                         ------------
           Total current liabilities                                          141,192

Capital lease obligations, less current portion                                 8,477
                                                                         ------------
           Total liabilities                                                  149,669
                                                                         ------------

Commitments (Notes 8, 12)                                                          --

Shareholders' equity:
     Preferred Stock, no par value
        4,250,000 shares authorized
        No shares issued or outstanding                                            --
     Series A Convertible Preferred Stock, no par value
        750,000 shares authorized
        321,500 shares issued and outstanding
        Liquidation preference $643,000                                       517,251
     Common Stock, no par value
        20,000,000 shares authorized
        8,680,494 shares issued and outstanding                            14,008,901
     Accumulated deficit                                                  (12,682,569)
                                                                         ------------
           Total shareholders' equity                                       1,843,583
                                                                         ------------
           Total liabilities and shareholders' equity                    $  1,993,252
                                                                         ============


   The accompanying notes are an integral part of these financial statements.

                        PLANET POLYMER TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS

                                 ---------------

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                   ---------------------------
                                                                                      2000            1999
                                                                                   -----------     -----------
Revenues (Note 2)                                                                  $   668,328     $   572,622

Operating expenses:
     Cost of revenues                                                                  539,033         523,530
     General and administrative                                                        952,585         886,796
     Marketing                                                                         259,226         183,723
     Research and development                                                          298,469         258,221
                                                                                   -----------     -----------
        Total operating expenses                                                     2,049,313       1,852,270
                                                                                   -----------     -----------
        Loss from operations                                                        (1,380,985)     (1,279,648)
Other income, net                                                                      207,555         116,777
                                                                                   -----------     -----------
        Loss from continuing operations before income taxes                         (1,173,430)     (1,162,871)
Income tax expense                                                                        (800)           (800)
                                                                                   -----------     -----------
        Loss from continuing operations                                             (1,174,230)     (1,163,671)
Discontinued operations:
        Income from discontinued operations, net of tax expense
             of $13,286                                                                     --         164,390
        Loss on disposal of discontinued operations, net of tax expense of $0               --        (561,277)
                                                                                   -----------     -----------
        Loss from discontinued operations                                                   --        (396,887)
                                                                                   -----------     -----------
        Net loss                                                                    (1,174,230)     (1,560,558)
        Preferred stock dividends                                                      (40,869)        (60,000)
                                                                                   -----------     -----------
        Net loss applicable to common shareholders                                 $(1,215,099)    $(1,620,558)
                                                                                   ===========     ===========
        Loss per share from continuing operations (basic and diluted)              $     (0.16)    $     (0.18)
                                                                                   ===========     ===========
        Loss per share from discontinued operations (basic and diluted)            $        --     $     (0.06)
                                                                                   ===========     ===========
        Net loss per share applicable to common shareholders (basic and diluted)   $     (0.16)    $     (0.24)
                                                                                   ===========     ===========
        Shares used in per share computations                                        7,641,123       6,406,145
                                                                                   ===========     ===========



   The accompanying notes are an integral part of these financial statements.

                        PLANET POLYMER TECHNOLOGIES, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                 ---------------


                                                    SERIES A PREFERRED STOCK       COMMON STOCK
                                                    ------------------------  ------------------------  ACCUMULATED
                                                      SHARES        AMOUNT     SHARES        AMOUNT       DEFICIT        TOTAL
                                                      -------     --------    ---------    -----------  ------------   -----------
Balance at December 31, 1998                          500,000     $804,435    5,341,062    $11,009,208  $ (9,846,912)  $ 1,966,731
Issuance of Common Stock and exercise of warrants
   and stock options                                       --           --    1,505,000      1,354,435            --     1,354,435
Issuance of Warrants                                       --           --           --          2,500            --         2,500
Issuance of Common Stock as a dividend on
   Convertible Preferred Stock                             --           --       29,914         60,000       (60,000)           --
Net loss for year                                          --           --           --             --    (1,560,558)   (1,560,558)
                                                     --------     --------    ---------    -----------  ------------   -----------
Balance at December 31, 1999                          500,000      804,435    6,875,976     12,426,143   (11,467,470)    1,763,108
Issuance of Common Stock and exercise of warrants
   and stock options                                       --           --    1,562,686      1,234,705            --     1,234,705
Issuance of Common Stock as a dividend on
   Convertible Preferred Stock                             --           --       21,836         40,869       (40,869)           --
Conversion of Series A Preferred Stock into
   Common Stock                                      (178,500)    (287,184)     209,996        287,184            --            --
Issuance of Warrants                                       --           --           --          5,000            --         5,000
Fair value of stock issued to an employee                                        10,000         15,000                      15,000
Net loss for year                                          --           --           --             --    (1,174,230)   (1,174,230)
                                                     --------     --------    ---------    -----------  ------------   -----------
Balance at December 31, 2000                          321,500     $517,251    8,680,494    $14,008,901  $(12,682,569)  $ 1,843,583
                                                     ========     ========    =========    ===========  ============   ===========



   The accompanying notes are an integral part of these financial statements.

                        PLANET POLYMER TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS

                                 ---------------


                                                                            YEARS ENDED DECEMBER 31,
                                                                          ----------------------------
                                                                             2000             1999
                                                                          -----------      -----------
Cash flows from operating activities:
     Net loss                                                             $(1,174,230)     $(1,560,558)
     Adjustments to reconcile net loss to net cash used
        by operating activities:
        Depreciation and amortization                                          78,991          136,299
        Loss on disposal of assets                                              1,461            9,994
        Non-cash compensation expense                                          15,000               --
        Income from discontinued operations                                        --         (164,390)
        Loss on sale of discontinued operations                                    --          561,277
     Changes in assets and liabilities:
        Accounts receivable                                                    80,309          (70,801)
        Inventories, net                                                       34,690         (116,635)
        Prepaid expenses and other assets                                      (4,722)         (10,473)
        Accounts payable and accrued expenses                                 (84,135)         (29,638)
        Other liabilities                                                    (152,886)          37,044
                                                                          -----------      -----------
           Net cash used by continuing operations                          (1,205,522)      (1,207,881)
           Net cash provided by discontinued operations                            --           54,955
                                                                          -----------      -----------
           Net cash used by operating activities                           (1,205,522)      (1,152,926)
                                                                          -----------      -----------
Cash flows from investing activities:
     Purchases of property and equipment                                      (22,643)        (130,343)
     Proceeds from the sale of property and equipment                              --           14,000
     Proceeds from the sale of Subsidiary                                     814,639               --
     Payments on notes receivable                                               6,217               --
     Cost of patents and other                                                (96,299)         (31,639)
                                                                          -----------      -----------
           Net cash provided by (used by) investing activities                701,914         (147,982)
                                                                          -----------      -----------
Cash flows from financing activities:
     Proceeds from issuance of Common Stock  and exercise of warrants
        and stock options                                                   1,303,457        1,435,423
     Proceeds from issuance of warrants                                         2,500            2,500
     Principal payments on borrowings and capital lease obligations            (7,943)        (106,851)
     (Repayments) advances from related party                                 (61,484)          61,484
     Restricted cash in connection with borrowings                                 --          114,880
                                                                          -----------      -----------
           Net cash provided by financing activities                        1,236,530        1,507,436
                                                                          -----------      -----------
           Net increase in cash and cash equivalents                          732,922          206,528
Cash and cash equivalents at beginning of year                                355,645          149,117
                                                                          -----------      -----------
Cash and cash equivalents at end of year                                  $ 1,088,567      $   355,645
                                                                          ===========      ===========

Supplemental cash flow disclosure:                                                 --               --
  Cash paid during the year for:
     Interest paid                                                        $     4,099      $     5,236
     Income taxes paid                                                            800           13,092
  Non-cash investing and financing activities:
     Equipment purchased under capital lease obligations                  $     3,813      $        --
     Issuance of Common Stock dividends on Preferred Stock                     40,869           60,000
     Conversion of Series A Preferred Stock into Common Stock                 287,184               --
     Common Stock issued in obtaining Equity Line of Credit                    10,313               --



   The accompanying notes are an integral part of these financial statements.

                        PLANET POLYMER TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

1. THE COMPANY

   Planet Polymer Technologies, Inc. ("Planet" or the "Company") was incorporated in August, 1991 in the State of California for the purpose of engaging in the design, development, manufacture and marketing of degradable and recycled polymer materials. The Company's proprietary polymer materials are marketed under the trademarks EnviroPlastic(R), Aquadro(R) and AQUAMIM(R). EnviroPlastic and Aquadro can be used to produce films, coatings and injection molded parts that serve as environmentally-compatible alternatives to conventional plastics. AQUAMIM can be used to manufacture complex metal parts using conventional plastics molding equipment. Planet has also developed polymer technologies for Agway, Inc. ("Agway") in 1999 that are being marketed under the trademarks Optigen(TM) 1200 and FreshSeal(TM).

   The Company sold its wholly owned subsidiary, Deltco of Wisconsin, Inc. ("Deltco") on January 7, 2000. The accompanying financial statements present the results of operations of Deltco as a discontinued operation. Accordingly, the Company's continuing operations are now comprised of one segment, the "Research and Development" business segment.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

   Product sales revenue is recognized when all of the following conditions are met: the product is shipped, Planet has the right to invoice the customer at a fixed price, the collection of the receivable is probable and there are no significant obligations remaining. Research and development revenues from customers other than Agway and reimbursable research and development costs from Agway are not refundable if the research is unsuccessful. The research and development revenues from customers other than Agway are recognized when services have been rendered and/or products have been shipped, at which time the customer is obligated to pay for those services and/or products. The reimbursable research and development costs from Agway are recognized when costs related to services performed and/or products shipped have been paid in full by Planet, at which time Agway is obligated to reimburse these costs. The components of revenue are as follows:

                                                     2000         1999
                                                   --------     --------
        Product sales revenue                      $401,272     $ 75,600
        Research and development revenues           267,056      497,022
                                                   --------     --------
             Revenues                              $668,328     $572,622
                                                   ========     ========

        Tangible goods sold                        $324,232     $ 68,891
        Services                                    214,801      454,639
                                                   --------     --------
             Cost of revenues                      $539,033     $523,530
                                                   ========     ========

Research and Development

   Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred.

Cash and Cash Equivalents

   Cash and cash equivalents include cash bank deposits and U.S. Treasury bills with original maturities of three months or less.

                        PLANET POLYMER TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

   The carrying amounts shown for the Company's financial instruments, including accounts receivable and accounts payable, approximate their fair values at December 31, 2000 due to the short-term nature of these financial instruments. The carrying value of the note receivable approximates its fair value as the rate of interest approximates market rates of interest for similar instruments.

Inventories

   Inventories, which consist primarily of raw materials and finished goods, are stated at the lower of cost or market. Cost is determined using the weighted average cost method.

Property and Equipment

   Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives. The Company's property and equipment generally are depreciated over the following periods:

                  Machinery and equipment        3 - 10 years
                  Furniture and fixtures         5 - 7 years
                  Vehicles and trailers          5 years

    When assets are sold or retired, the cost and associated accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

Patents

   Costs incurred to obtain patents, principally legal fees, are capitalized. The Company amortizes these costs on a straight-line basis over fifteen years.

Long-Lived Assets

    The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. The Company has identified no such impairment losses during 2000 or 1999.

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

                          NOTES TO FINANCIAL STATEMENTS

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

   The Company has excluded all convertible preferred stock and outstanding stock options and warrants from the calculation of diluted loss per share for the years ended December 31, 2000 and 1999 because all such securities are anti-dilutive for these periods. The total number of potential common shares excluded from the calculation of diluted loss per share for the years ended December 31, 2000 and 1999 was 1,985,012 and 3,472,900, respectively.

401(k) Plan

   The Company provides a defined contribution 401(k) savings plan (the "401(k) Plan") in which all full-time employees of the Company are eligible to participate. Eligible employees may contribute up to fifteen percent (15%) of their pre-tax salary to the 401(k) Plan subject to IRS limitations. Company contributions to the 401(k) Plan are at the discretion of the Board of Directors. There were no Company contributions charged to operations related to the 401(k) Plan in 2000.

Reclassification

   Certain prior year amounts have been reclassified to conform with the current year presentation.

3. LIQUIDITY AND CAPITAL RESOURCES

   The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred losses since inception. For the years ended December 31, 2000 and 1999, the Company had net losses of approximately $1,174,000 and $1,561,000, respectively. As of December 31, 2000, the Company had an accumulated deficit of approximately $12,683,000. The Company believes that its existing sources of liquidity and anticipated revenue will not satisfy the Company's projected working capital and other cash requirements through at least the next twelve months. The Company's future capital requirements will be dependent upon many factors, including, but not limited to, costs associated with the continued research and development of the Company's proprietary polymer materials, costs associated with the filing and enforcement of the Company's patents, costs associated with manufacturing scale-up and market acceptance, and the timing thereof, of the Company's products. The Company will need to secure additional financing through partnership arrangements or through the issuance of additional equity and/or debt securities or through other means. The Company executed a Stock Purchase Agreement with Triton West, Inc. ("Triton") in August 2000 (Note 5). There can be no assurance that the Triton or any additional financing will be available to the Company on acceptable terms, or at all. Further, there can be no assurance that the Company will be able to generate positive cash flows or profitability in the future.

                        PLANET POLYMER TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

4. DISCONTINUED OPERATIONS

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

   The sale of Deltco was finalized on January 7, 2000. The Company received $900,000 in cash and a secured promissory note in the amount of $100,000. Interest on the note is 8%. The note provides for thirty-six monthly payments of approximately $1,213. At the end of this 3 year period the remaining balance of principal and interest is due in a single lump sum balloon payment. This note is collateralized by all of the equipment, accounts, inventory, supplies and personal property now held or hereafter acquired by Deltco.

5. EQUITY LINE OF CREDIT

   On August 15, 2000, the Company entered into a Private Equity Line of Credit Agreement with Triton. Under this agreement, the Company has the right, until August 15, 2003, or earlier, to request a drawdown and require that Triton purchase up to $7,000,000 of the Company's Common Stock. The maximum amount that Planet can require Triton to purchase at any given time is subject to a floating number based on the closing bid price and the average trading volume in a thirty-day period. Planet may not make requests less than fifteen (15) days apart unless accepted by Triton. Triton is not obligated to accept a Put on the Private Equity Line of Credit if one of the following occurs: (i) Planet is not listed on the Nasdaq National Market, the Nasdaq SmallCap Market, the American Stock Exchange or the New York Stock Exchange; (ii) the put price is greater than the market price; or (iii) the put amount is less than $100,000.

   As compensation for establishing the Equity Line of Credit under the Private Equity Line of Credit Agreement, Planet issued 5,000 shares of Common Stock, a warrant to Triton (Note 10) and agreed to pay a commitment fee of $23,333 per drawdown for the first 6 drawdowns.

   On November 27, 2000, the Company sold 15,686 shares of Common Stock for $20,000 under the Equity Line of Credit. Triton agreed to a reduced commitment fee of $1,866 related to this drawdown.

6. CONCENTRATIONS OF CREDIT RISK

   Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company invests its excess cash in United States government securities and money market funds. The Company limits the amount of credit exposure to any one entity. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other information. Credit losses were not significant to the Company during 2000 or 1999.

   During 2000, 86% of the Company's revenues was derived from two customers. At December 31, 2000, approximately 29% of the Company's accounts receivable balance was due from these customers, respectively.

                        PLANET POLYMER TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

7. COMPOSITION OF CERTAIN BALANCE SHEET COMPONENTS AT DECEMBER 31, 2000

Inventories

               Raw materials            $ 61,706
               Finished goods             57,039
                                        --------
                                        $118,745
                                        ========

Property and Equipment

               Machinery and equipment                $ 410,933
               Furniture and fixtures                    26,274
               Vehicles and trailers                      9,308
                                                      ---------
                                                        446,515
               Less: Accumulated depreciation          (265,846)
                                                      ---------
                                                      $ 180,669
                                                      =========

   Depreciation expense charged to continuing operations in 2000 and 1999 was $51,544 and $80,258, respectively. Depreciation expense charged to discontinued operations in 1999 was $71,433.


8. COMMITMENTS

   The Company leases its facility and certain office equipment under non-cancelable operating leases, which expire on various dates through October 9, 2004. The Company also leases certain equipment under capital leases with maturity dates of October 1, 2002 and interest rates averaging 18.4%. Machinery and equipment under capital lease obligations totaled $38,763 and related accumulated amortization totaled $22,665 as of December 31, 2000.

   Future minimum payments under non-cancelable leases as of December 31, 2000 are as follows:

                                                 Capital     Operating
                                                  Leases      Leases
                                                 --------    ---------
                          2001                   $ 12,981    $ 70,427
                          2002                      9,106      40,866
                          2003                         --       2,113
                          2004                         --       1,585
                                                 --------    --------
           Total minimum lease payments            22,087    $114,991
           Less: Interest portion                  (3,413)   ========
                                                 --------
           Present value of net minimum
                lease payments                     18,674
           Less: Current portion of capital
                lease obligations                 (10,197)
                                                 --------
           Long-term capital lease obligations   $  8,477
                                                 ========

   Rent expense charged to continuing operations in 2000 and 1999 was $70,774 and $63,655, respectively. Rent expense charged to discontinued operations in 1999 was $114,263.

                        PLANET POLYMER TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

9. INCOME TAXES

    The components of income tax (expense) benefit are as follows:

                                               2000           1999
                                             --------       --------
        Federal
             Current                         $     --       $     --
             Deferred                              --             --
        State
             Current                             (800)          (800)
             Deferred                              --        (13,286)
                                             --------       --------
             Total                           $   (800)      $(14,086)
                                             ========       ========

    The differences between income tax (expense) benefit provided at the Company's effective rate and the federal statutory rate (34%) are as follows:

                                                2000         1999
                                              ---------    ---------
        Federal benefit at statutory rate     $(399,238)   $ 525,492
        State taxes, net of federal benefit         528       (9,297)
        Disallowed losses                            --     (190,525)
        Permanent differences                    27,521      (14,976)
        Valuation allowance                     371,989     (324,780)
                                              ---------    ---------
             Total                            $     800    $ (14,086)
                                              =========    =========

    Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2000 are as follows:

                                                             2000
                                                          -----------
        Net operating loss carryforwards                  $ 3,946,137
        Tax credit carryforwards                              105,021
        Reserves, accrued expenses and other                  214,602
        Property and equipment and intangible assets          (20,175)
        Intangible assets                                     (94,964)
                                                          -----------
                                                            4,150,621
        Less: Valuation allowance                          (4,150,621)
                                                          -----------
             Net deferred tax asset                       $        --
                                                          ===========

    After considering its lack of historical earnings, among other things, the Company has determined that a full valuation allowance for Federal and California tax purposes is necessary as it is more likely than not that the Company will not be able to realize its net deferred tax assets.

    At December 31, 2000, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $11,162,000 and for California state tax purposes of approximately $2,591,000. The Company's California loss carryforwards expire in 2001 through 2005 and Federal loss carryforwards begin to expire in 2006. The Company also has available tax credit carryforwards for Federal and California tax purposes of approximately $65,000 and $60,000, respectively. Some of these tax credit carryforwards will begin to expire in 2007.

    During the period from 1998 through 2000, certain ownership changes occurred. As a result, the Company's annual utilization of net operating loss and tax credit carryforwards may be limited as defined by Sections 382 and 383 of the Internal Revenue Code.

                        PLANET POLYMER TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

10. SHAREHOLDERS' EQUITY

Preferred Stock

     On September 19, 1997, the Company issued to one investor (the "Investor") 500,000 shares of its Series A Convertible Preferred Stock ("Series A Preferred") at $1.85 per share. The holder of the Series A Preferred is entitled to receive quarterly dividends at an annual rate of 6% payable in shares of the Company's Common Stock. Each share of Series A Preferred is convertible at the option of the holder into shares of Common Stock of the Company. Due to certain anti-dilution adjustments as a result of the private equity transaction consummated on January 11, 1999, the conversion rate of the Series A Preferred into shares of Common Stock was adjusted from one-to-one to approximately 1 to
1.17647. The Series A Preferred will automatically convert if the average market price of the Company's Common Stock for a certain number of consecutive days is $6.00 or above. During 2000, the Investor converted 178,500 shares of Preferred Stock into 209,996 shares of Common Stock (Note 13). At the option of the Company, the Series A Preferred can be redeemed at any time if the average market price of the Company's Common Stock for a certain number of consecutive days is $5.00 or above. The holder of the Series A Preferred is entitled to one vote for each share of Common Stock issuable upon conversion. Upon liquidation or dissolution of the Company, the Series A Preferred has a liquidation preference of $2.00 per share. All per share rights and benefits are subject to adjustment upon the occurrence of certain events.

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

    On each of November 5, 1999 and March 3, 2000, Agway exercised warrants to purchase 500,000 shares of the Company's Common Stock on the terms, and subject to the conditions, set forth in the warrant and the Company received cumulative proceeds of $1,000,000 in connection with such exercises.

    Pursuant to an agreement dated November 14, 2000, in response to an offer by Planet to reduce the warrant exercise price from $1.00 per share to $0.75 per share, Agway agreed to exercise its remaining warrant to purchase 1,000,000 shares of the Company's Common Stock on the terms, and subject to the conditions, set forth in the warrant and the Company received proceeds of $750,000 in connection with such exercise (Note 11).

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

                        PLANET POLYMER TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

10. SHAREHOLDERS' EQUITY (CONTINUED)

   After receiving proceeds from Agway, pursuant to its purchase of Common Stock on November 14, 2000, the Company was required to (i) pay a $60,000 cash transaction fee to LBC, and (ii) issue LBC five-year warrants to purchase 50,000 shares of Common Stock with an exercise price of $4.1625 per warrant, in exchange for $2,500. These warrants were issued March 20, 2001 pursuant to an exemption from registration for transactions not involving a public offering.

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

   In connection with the Private Equity Line of Credit Agreement with Triton, Planet issued a warrant to Triton to purchase up to 125,000 shares of Common Stock at $2.5781, which was equal to 125% of the lowest closing bid price during the six trading days immediately preceding the initial closing date. Triton's warrant expires on the close of business on February 23, 2004.

   At December 31, 2000, the following exercisable warrants to purchase the Company's Common Stock were outstanding:

                           Underlying
                             Shares      Exercise Price          Expiration Date
                             -------     ---------------         ---------------
      Investor warrants      587,444     $1.000 - $2.578           2002 - 2004
      Advisor warrants        48,286     $2.219 - $3.875              2003
      Other warrants         223,878     $3.220 - $4.163           2002 - 2005
                             -------
                             859,608
                             =======

    All per share rights and benefits are subject to adjustment upon the occurrence of certain events. All the numbers in the above table reflect the anti-dilution adjustments due to the private equity transaction consummated on January 11, 1999.

Options

   As of December 31, 2000, the Company has two stock option plans, a 2000 Stock Option Plan (the "2000 Option Plan") and a 1995 Stock Option Plan (the "1995 Option Plan").

   The 2000 Option Plan provides for 500,000 shares of Common Stock for issuance under the Plan, together with 500,000 additional shares of Common Stock for issuance to the extent that outstanding options previously granted under the 1995 Stock Option Plan expire unexercised. The Plan provides for the discretionary grant of options, stock appreciation rights ("SARs"), and stock bonuses to employees and directors of and consultants to the Company. Options granted under the Plan may be either "incentive stock options," as defined in
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-statutory stock options. At December 31, 2000, there were 178,500 shares of the Company's Common Stock available for future grant under the 2000 option plan.

   The 1995 Option Plan under which incentive stock options and non-statutory stock options to acquire an aggregate of 500,000 shares of Common Stock may be granted to employees, non-employee directors and consultants to the Company. Incentive stock options may be granted only to employees of the Company whereas non-statutory options may be granted to employees, directors and consultants. At December 31, 2000, there were 109,278 shares of the Company's Common Stock available for future grant under the 2000 option plan.

                        PLANET POLYMER TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

10. SHAREHOLDERS' EQUITY (CONTINUED)

   Under both stock option plans, the terms of stock options granted are determined by the Board of Directors. Stock options may be granted for periods of up to ten years at a price per share not less than the fair market value of the Company's Common Stock at the date of grant for incentive stock options and not less than 85% of the fair market value of the Company's Common Stock at the date of grant for non-statutory stock options. In the case of stock options granted to employees, directors or consultants who, at the time of grant of such options, own stock possessing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair market value of the Company's Common Stock at the date of grant. Additionally, the term of stock option grants is limited to five years if the grantee owns in excess of 10% of the voting power of all classes of stock of the Company at the time of grant. The vesting provisions of individual options may vary but in each case will provide for vesting of at least 20% per year of the total number of shares subject to the option.

   The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net loss as if the fair value method had been applied in measuring compensation expense. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value method at the grant dates for awards under this plan, the Company's net loss and loss per share for 2000 and 1999 would have been increased to the pro forma amounts indicated below:

                                  2000                          1999
                      ----------------------------  ----------------------------
                       Net Loss     Loss per Share   Net Loss     Loss per Share
                      -----------   --------------  -----------   --------------
   As reported        $(1,174,230)      $(0.16)     $(1,560,558)      $(0.24)
   Pro forma          $(1,447,272)      $(0.19)     $(1,683,226)      $(0.26)

   The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2000 and 1999: an expected life of 4 years, expected volatility of 98.05% and 93.10%, no dividend yield and a risk-free interest rate of 4.91% and 5.62%, respectively, represented by the interest rate on U.S. Treasury securities with a term of maturity equal to the option's expected time to exercise on the dates of grant. The weighted average fair value of options granted during 2000 and 1999 was approximately $1.40 and $1.20 per option, respectively.

                        PLANET POLYMER TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

10. SHAREHOLDERS' EQUITY (CONTINUED)

   A summary of stock option activity during 2000 and 1999 follows:

                                        2000 Stock Option Plan         1995 Stock Option Plan
                                      ---------------------------   ----------------------------
                                                      Weighted                       Weighted
                                      Underlying    Avg. Exercise   Underlying     Avg. Exercise
                                       Shares           Price         Shares           Price
                                      ----------    -------------   ----------     -------------
   Outstanding at December 31, 1998                                   419,959        $3.373
      Granted/reissued                                                 84,583         1.749
      Exercised                                                        (5,000)        1.875
      Forfeited/expired                                               (75,620)        7.753
                                                                      -------
   Outstanding at December 31, 1999                                   423,922         2.285
      Granted                          334,500         $2.003              --
      Exercised                             --             --         (42,000)        2.430
      Forfeited/expired                (13,000)         2.471         (38,200)        3.667
                                       -------                        -------
   Outstanding at December 31, 2000    321,500          1.984         343,722         2.113
                                       =======                        =======


                                             Other Options
                                      ---------------------------
                                                      Weighted
                                      Underlying    Avg. Exercise
                                        Shares          Price
                                      ----------    -------------
   Outstanding at December 31, 1998    226,274         $4.591
      Granted/reissued                      --             --
      Exercised                             --             --
      Forfeited/expired                (26,455)         3.780
                                       -------
   Outstanding at December 31, 1999    199,819          4.699
      Granted                            5,000          2.500
      Exercised                             --             --
      Forfeited/expired                (66,137)         3.780
                                       -------
   Outstanding at December 31, 2000    138,682          5.058
                                       =======

   Other Options listed above include non-statutory stock options issued to key personnel prior to the adoption of the 1995 Stock Option Plan and a grant to a former director of the Company during 2000.

   The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:


                                  Options Outstanding              Options Exercisable
                        ---------------------------------------    -------------------
                                   Weighted Average    Weighted               Weighted
                                      Remaining        Average                Average
   Range of Exercise    Number of  Contractual Life    Exercise   Number of   Exercise
        Price            Shares        (years)          Price      Shares      Price
   -----------------    ---------  ----------------    --------   ---------   --------
   $1.500 to $2.500      577,583        5.05             1.88      345,749      1.22
   $2.750 to $4.125      132,321        2.74             3.34      132,321      3.34
   $5.100 to $6.000       94,000        3.08             5.73       94,000      5.73
                         -------
                         803,904        4.44             2.57      572,070      2.10
                         =======

                        PLANET POLYMER TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

11. RELATED PARTY TRANSACTIONS

   On November 14, 2000, Planet agreed to sell, assign and transfer patent rights (the "Patent Transaction") to Planet's animal feed additives, fruit and vegetable coatings, and controlled-release fertilizer (the "Patents"), for a cash price of $250,000 and continuation of royalty payments equal to the payments Planet would otherwise be entitled to receive pursuant to its existing license agreement with Agway and the sublicense agreements related thereto, as such agreements may be amended from time to time by mutual agreement of the parties. Planet, in turn, agreed to pay Agway $150,000 in return for an exclusive worldwide royalty-free license to use and commercially exploit all rights related to the Patents for all uses other than food and agricultural initiatives. As a result of the concurrent execution of the warrant exercise by Agway on November 14, 2000 (Note 10) and the Patent Transaction, and the Company's inability to establish separate fair values for the patent sale and sublicense, the net proceeds of $100,000 has been accounted for as additional proceeds from the issuance of Common Stock pursuant to the exercise of warrants in the accompanying financial statements.

   In November 1998, the Company and Agway entered into an agreement relating to the funding by Agway of a feasibility study (the "Feasibility Agreement") of the Company's polymer technology for use in agricultural products (other than fertilizers and certain biological products) and food products. Under the terms of the Feasibility Agreement, Planet will be reimbursed for certain qualifying research and development costs relating to such applications. During 2000 and 1999, the Company recorded reimbursable research and development costs of $174,872 and $355,456, respectively, from Agway under the Feasibility Agreement.

   Also in November 1998, the Company granted Agway an exclusive worldwide license in connection with the Company's technology for time-release coatings for a variety of agricultural and food products (the "License Agreement"). The License Agreement outlines the general terms and conditions for the rights granted Agway thereunder. The Company and Agway agreed to execute further sub-agreements specifying the royalties to be paid to the Company for Agway's use of the Company's technology with certain products. In March 2000, the Company and Agway entered into a Sub-Agreement with respect to animal feed products incorporating Planet's patented/patent pending coatings and/or polymer systems. Also in March 2000, the Company and Agway entered into another Sub-Agreement with respect to Planet's patented/patent pending coatings and/or polymer systems sold for use on fruits, vegetables, floral and nursery items. During 2000 and 1999, the Company received no royalties payments from Agway.

   Agway Holdings Inc., an indirect wholly owned subsidiary of Agway, is a beneficial owner of more than 10% of the Company's Common Stock since January 11, 1999.

                        PLANET POLYMER TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

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

   On September 22, 2000, the Superior Court issued a telephonic ruling denying the defendants' motion to vacate. In response, the defendants requested oral argument. The Court held a hearing on October 27, 2000. On October 31, 2000, the Court issued its ruling denying defendants' motion to vacate. Defendants then appealed the Court's ruling to the Fourth District Court of Appeal. The Company moved to dismiss the appeal, which order of dismissal was entered by the Court of Appeal on January 9, 2001.

   On October 23, 2000, the Company filed a second action against Brian To, and his attorneys, for breach of an agreement between the parties which would have resolved all issues. The Company is seeking to enforce the settlement agreement. Defendants responded to the complaint on February 5, 2001, with two motions to dismiss the complaint. The Company's opposition to these motions was due March 20, 2001.

   In light of the limited discovery allowed in arbitration, it is difficult to evaluate defendants' claims. However, in the opinion of management, the ultimate resolution of the litigation is not expected to have a material effect on the Company's position or results of operations.

13. Subsequent Event (Unaudited)

     During March 2001, the holder of the Series A Preferred converted all 321,500 outstanding shares into 378,235 shares of Common Stock.