Form 10QSB
period 2001-03-31
PLANET POLYMER TECHNOLOGIES INC
filed 2001-05-14
CIK 896861

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For Quarterly Period Ended March 31, 2001


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

        [X] YES                  [ ] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Class                         Outstanding at March 31, 2001
        -----                         -----------------------------
        Common Stock, no par value    9,080,883

                        PLANET POLYMER TECHNOLOGIES, INC.
                          FORM 10-QSB QUARTERLY REPORT
                          QUARTER ENDED MARCH 31, 2001



                                      INDEX


                                                                                 PAGE NO.
                                                                                 --------
PART I - FINANCIAL INFORMATION

        Item 1        Balance Sheet (Unaudited)
                      March 31, 2001                                                   2

                      Statements of Operations (Unaudited)
                      Three Months Ended March 31, 2001 and 2000                       3

                      Statement of Shareholders' Equity (Unaudited)
                      Three Months Ended March 31, 2001                                4

                      Statements of Cash Flows (Unaudited)
                      Three Months Ended March 31, 2001 and 2000                       5

                      Notes to Unaudited Financial Statements                          6

        Item 2        Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                    8

PART II - OTHER INFORMATION

        Item 1        Legal Proceedings                                                10

        Item 2        Changes in Securities                                            10

        Item 3        Defaults upon Senior Securities                                  10

        Item 4        Submission of Matters to a Vote of Security Holders              10

        Item 5        Other Information                                                10

        Item 6        Exhibits and Reports on Form 8K                                  10

SIGNATURES                                                                             11

                        PLANET POLYMER TECHNOLOGIES, INC.

                            BALANCE SHEET (UNAUDITED)

                                 ---------------


                                                                           MARCH 31,
                                                                             2001
                                                                         ------------
ASSETS

Current assets:
    Cash and cash equivalents                                            $    632,510
    Accounts receivable                                                        81,089
    Inventories                                                               102,651
    Prepaid expenses                                                           47,194
    Current portion of note receivable                                          7,519
                                                                         ------------
          Total current assets                                                870,963

Property and equipment, net of accumulated depreciation of $278,730           180,321
Patents and trademarks, net of accumulated amortization of $128,498           386,212
Note receivable, less current portion                                          83,888
Other assets                                                                    6,613
                                                                         ------------
          Total assets                                                   $  1,527,997
                                                                         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                     $     49,962
    Accrued payroll and vacation                                               44,587
    Other accrued expenses                                                      5,350
    Current portion of capital lease obligations                               10,746
                                                                         ------------
          Total current liabilities                                           110,645

Capital lease obligations, less current portion                                 5,573
                                                                         ------------
          Total liabilities                                                   116,218
                                                                         ------------

Shareholders' equity:
    Preferred Stock, no par value
       4,250,000 shares authorized
       No shares issued or outstanding                                             --
    Series A Convertible Preferred Stock, no par value
       750,000 shares authorized
       No shares issued or outstanding                                             --
    Common Stock, no par value
       20,000,000 shares authorized
       9,080,883 shares issued and outstanding                             14,542,902
    Accumulated deficit                                                   (13,131,123)
                                                                         ------------
          Total shareholders' equity                                        1,411,779
                                                                         ------------
          Total liabilities and shareholders' equity                     $  1,527,997
                                                                         ============


    The accompanying notes are an integral part of the financial statements.

                        PLANET POLYMER TECHNOLOGIES, INC.

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                 ---------------


                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                     -----------------------------
                                                                                        2001              2000
                                                                                     -----------       -----------
Revenues                                                                             $    89,121       $   233,372
Operating expenses:
    Cost of revenues                                                                      72,297           188,705
    General and administrative                                                           223,382           245,229
    Marketing                                                                             80,460            42,154
    Research and development                                                             163,335            63,140
                                                                                     -----------       -----------
       Total operating expenses                                                          539,474           539,228
                                                                                     -----------       -----------
       Loss from operations                                                             (450,353)         (305,856)
Other income (expense), net                                                               13,049            14,938
                                                                                     -----------       -----------
       Loss before income taxes                                                         (437,304)         (290,918)
Income tax expense                                                                          (800)             (800)
                                                                                     -----------       -----------
       Net loss                                                                         (438,104)         (291,718)
       Preferred Stock dividends                                                         (10,450)          (11,936)
                                                                                     -----------       -----------
       Net loss applicable to common shareholders                                    $  (448,554)      $  (303,654)
                                                                                     ===========       ===========
       Net loss per share applicable to common shareholders (basic and diluted)      $     (0.05)      $     (0.04)
                                                                                     -----------       -----------
       Shares used in per share computations                                           8,722,651         7,135,026
                                                                                     ===========       ===========


    The accompanying notes are an integral part of the financial statements.

                        PLANET POLYMER TECHNOLOGIES, INC.

                  STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                 ---------------


                                               SERIES A PREFERRED STOCK         COMMON STOCK
                                               ------------------------   ------------------------    ACCUMULATED
                                                SHARES       AMOUNT         SHARES        AMOUNT         DEFICIT           TOTAL
                                               --------     ---------     ---------    -----------    ------------     -----------
Balance at December 31, 2000                    321,500     $ 517,251     8,680,494    $14,008,901    $(12,682,569)    $ 1,843,583
Conversion of Series A Preferred Stock into
   Common Stock                                (321,500)     (517,251)      378,235        517,251              --              --
Issuance of Common Stock for services                --            --         8,400          6,300              --           6,300
Issuance of Common Stock as a dividend on
   Convertible Preferred Stock                       --            --        13,754         10,450         (10,450)             --
Net loss for the three months ended
   March 31, 2001                                    --            --            --             --        (438,104)       (438,104)
                                               --------     ---------     ---------    -----------    ------------     -----------
Balance at March 31, 2001                            --     $      --     9,080,883    $14,542,902    $(13,131,123)    $ 1,411,779
                                               ========     =========     =========    ===========    ============     ===========


    The accompanying notes are an integral part of the financial statements.

                        PLANET POLYMER TECHNOLOGIES, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 ---------------


                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         ---------------------------
                                                                             2001            2000
                                                                         -----------     -----------
Cash flows from operating activities:
    Net loss                                                             $  (438,104)    $  (291,718)
    Adjustments to reconcile net loss to net cash used
       by operating activities:
       Depreciation and amortization                                          21,203          19,112
       Gain on disposal of assets                                                (25)             --
    Changes in assets and liabilities:
       Accounts receivable                                                   (23,981)         64,342
       Inventories                                                            16,094         (14,008)
       Prepaid expenses and other assets                                       7,285           9,318
       Accounts payable and accrued expenses                                 (24,796)        (12,546)
                                                                         -----------     -----------
          Net cash used by operating activities                             (442,324)       (225,500)
                                                                         -----------     -----------
Cash flows from investing activities:
    Purchases of property and equipment                                      (12,536)         (2,898)
    Proceeds from the sale of property and equipment                              25              --
    Cost of patents and other                                                 (1,243)        (16,949)
    Proceeds from the sale of subsidiary                                          --         814,639
    Payments from note receivable                                              2,376           1,651
                                                                         -----------     -----------
          Net cash provided (used) by investing activities                   (11,378)        796,443
                                                                         -----------     -----------
Cash flows from financing activities:
    Proceeds from issuance of Common Stock and exercise of warrants
       and stock options                                                          --         500,500
    Proceeds from issuance of warrants                                            --           2,500
    Principal payments on borrowings and capital lease obligations            (2,355)         (1,650)
    Repayments to related party                                                   --         (53,916)
                                                                         -----------     -----------
          Net cash provided (used) by financing activities                    (2,355)        447,434
                                                                         -----------     -----------
          Net increase (decrease) in cash and cash equivalents              (456,057)      1,018,377
Cash and cash equivalents at beginning of period                           1,088,567         355,645
                                                                         -----------     -----------
Cash and cash equivalents at end of period                               $   632,510     $ 1,374,022
                                                                         ===========     ===========

Supplemental disclosure of non-cash activity:
    Issuance of Common Stock dividends on Preferred Stock                $    10,450     $    11,936
    Issuance of note receivable in connection with sale of subsidiary             --         100,000
    Issuance of Common Stock for services                                      6,300              --
    Conversion of Series A Preferred Stock into Common Stock                 517,251         287,184


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

   In management's opinion, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. For additional information, refer to the Company's consolidated financial statements and notes thereto for the year ended December 31, 2000 contained in the Company's Form 10-KSB for the fiscal year ended December 31, 2000.

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

    The Company has excluded all convertible preferred stock and outstanding stock options and warrants from the calculation of diluted loss per share for the three months ended March 31, 2001 and 2000 because all such securities are anti-dilutive for these periods. The total number of potential common shares excluded from the calculation of diluted loss per share for the three months ended March 31, 2001 and 2000 was 1,663,512 and 2,736,286, respectively.

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

                        PLANET POLYMER TECHNOLOGIES, INC.
              NOTES TO UNAUDITED FINANCIAL STATEMENTS - (CONTINUED)



3. Shareholders' Equity

   The holder of the Series A Convertible Preferred Stock ("Series A Preferred") was entitled to receive quarterly dividends at an annual rate of 6% payable in shares of the Company's Common Stock. Each share of Series A Preferred was convertible at the option of the holder into shares of Common Stock of the Company. On March 22, 2001, 100,000 shares of Preferred Stock were converted into 117,647 shares of Common Stock. Additionally, on March 23, 2001, the remaining 221,500 shares of Preferred Stock were converted into 260,588 shares of Common Stock. On March 15, 2001, the Company issued a dividend of 11,690 shares of Common Stock valued at approximately $9,645. Additionally, on March 23, 2001, the Company issued a final dividend of 2,064 shares of Common Stock valued at approximately $805.

4.      Commitments and Contingencies

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

   On September 22, 2000, the Superior Court issued a telephonic ruling denying the defendants' motion to vacate. In response, the defendants requested oral argument. The Court held a hearing on October 27, 2000. On October 31, 2000, the Court issued its ruling denying defendants' motion to vacate. Defendants then appealed the Court's ruling to the Fourth District Court of Appeal. The Court subsequently dismissed the Defendants appeal. On March 16, 2001 the Court ordered the Defendant to obtain new counsel and proceed with arbitration. The Defendant recently complied with the Court's order and retained new counsel.

   On October 23, 2000, the Company filed a second action against Brian To, and his attorneys, for breach of an agreement between the parties, which would have resolved all issues. The Company is seeking to enforce the settlement agreement. Defendants responded to the complaint on February 5, 2001, with two motions to dismiss the complaint. The Company's opposition to these motions was filed on March 20, 2001. Defendants responded to the complaint on or about March 23, 2001. The motions have not yet been heard. The court has set a case management conference in this matter for June 8, 2001.

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

                         PART I - FINANCIAL INFORMATION
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                        PLANET POLYMER TECHNOLOGIES, INC.



Except for the historical information contained herein, the discussion in this report contains forward- looking statements that involve certain risks and uncertainties. The Company's actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the Company's Form 10-KSB for the fiscal year ended December 31, 2000.

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

   Planet has incurred operating losses since inception and had an accumulated deficit as of March 31, 2001 of approximately $13.1 million. Pending commercial deployment of and related volume orders for the Company's products, the Company expects to incur additional losses.

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

   The Company's revenues decreased from approximately $233,000 for the three months ended March 31, 2000 to approximately $89,000 for the same period in 2001. This decrease was attributable to lower EnviroPlastic(R) Z sales and lower Agway development income.

   Cost of revenues decreased from $189,000 for the three months ended March 31, 2000 to approximately $72,000 for the same period in 2001. This decrease was primarily due to decreased revenues.

   General and administrative expenses decreased from approximately $245,000 for the three months ended March 31, 2000 to approximately $223,000 for the same period in 2001. This decrease was primarily attributable to reduced use of outside services. This was partially offset by increased salaries resulting from the addition of a new Chief Executive Officer in October 2000 offset by fewer administrative staff and the reallocation of the former Chief Executive Officer's salary to research and development.

   Marketing expenses increased from approximately $42,000 for the three months ended March 31, 2000 to approximately $80,000 for the same period in 2001. This increase was primarily attributable to increased costs associated with the promotion of AQUAMIM(R), additional trade shows, the accrual of a bonus and the reallocation of the former Chief Executive Officer's salary to research and development.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        PLANET POLYMER TECHNOLOGIES, INC.



   The Company's research and development expenses increased from approximately $63,000 for the three months ended March 31, 2000 to approximately $163,000 for the same period in 2001. This increase was primarily due to an increase in internal research and development, severance costs related to employee terminations, and the reallocation of the former Chief Executive Officer's salary. During 2000, the former Chief Executive Officer's salary was allocated equally between general and administrative expenses, marketing expenses and research and development expenses. Beginning in 2001, with the addition of the new Chief Executive Officer, his duties and salary are now entirely allocated to research and development.


LIQUIDITY AND CAPITAL RESOURCES

   The Company used cash of approximately $442,000 for operations for the three months ended March 31, 2001. Such funds were used primarily for research and development activities, marketing efforts and administrative support.

   Net cash used for investing activities was approximately $11,000 for the three months ended March 31, 2001. Such funds were used primarily for the purchase of equipment.

   Net cash used for financing activities was approximately $2,000 for the three months ended March 31, 2001. Such funds were used for payments associated with capital lease obligations.

   The Company believes that its existing sources of liquidity and anticipated revenue will satisfy the Company's projected working capital and other cash requirements through at least September 2001. There can be no assurance, however, that future revenue decreases or changes in the Company's plans or other events affecting the Company's operating expenses will not result in the complete expenditure of the Company's resources. The Company expects that it will need to raise substantial additional funds to continue its current and planned operations. The Company intends to seek additional funding from existing and potential customers or through public or private equity or debt financing. There can be no assurance that additional financing will be available on acceptable terms, or at all.

   The Company's ability to raise additional capital may be dependent upon the stock being quoted on the Nasdaq SmallCap Market. There can be no assurance that the Company will be able to satisfy the criteria for continued quotation on the Nasdaq SmallCap Market. For example, one of the criteria for continued quotation is that the Company will maintain net tangible assets of $2 million. As of March 31, 2001, the Company's net tangible assets were approximately $1.41 million. Failure to meet the maintenance criteria in the future may result in the Company's Common Stock not being eligible for quotation. In such event, an investor may find it more difficult to determine the market value of the Company's Common Stock and/or make future dispositions of the Company's Common Stock.

                           PART II - OTHER INFORMATION

                        PLANET POLYMER TECHNOLOGIES, INC.



Item 1 - Legal Proceedings:

        See "Note 4 - Commitments and Contingencies" in the Notes to Unaudited Financial Statements for a review of the Company's current litigation.

Item 2 - Changes in Securities:

        None

Item 3 - Defaults upon Senior Securities:

        None

Item 4 - Submission of Matters to a Vote of Security Holders:

        None

Item 5 - Other Information:

        None

Item 6 - Exhibits and Reports on Form 8-K:

    (a) Exhibits:

        Exhibit Number         Description
        --------------         -----------
           10.31               Warrant to purchase Common Stock, dated March 20,
                               2001, issued by the Registrant to LBC Capital
                               Resources, Inc.

    (b) Reports on Form 8-K:

        None

                       PLANET POLYMER TECHNOLOGIES, INC.

                                   SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   May 14, 2001                Planet Polymer Technologies, Inc.


                                    /s/ RICHARD C. BERNIER
                                    --------------------------------------------
                                    Richard C. Bernier
                                    Chief Executive Officer
                                    (On behalf of Registrant and as Registrant's
                                    Principal Financial and Accounting Officer)