Form 10QSB
period 2001-06-30
PLANET POLYMER TECHNOLOGIES INC
filed 2001-08-01
CIK 896861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

     (MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number: 0-26804

PLANET POLYMER TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its character)

CALIFORNIA	33-0502606

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9985 Businesspark Avenue, San Diego, California	92131

(Address of principal executive offices)	(Zip Code)

(858) 549-5130

(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] YES    [   ] NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 30, 2001

Common Stock, no par value	9,237,618

Planet Polymer Technologies, Inc.
Form 10-QSB Quarterly Report
Quarter Ended June 30, 2001

PLANET POLYMER TECHNOLOGIES, INC.

BALANCE SHEET (UNAUDITED)

June 30,
2001

ASSETS

Current assets:

Cash and cash equivalents	$369,227

Accounts receivable	45,944

Note receivable	7,670

Inventories	91,284

Prepaid expenses and other current assets	48,883

Total current assets	563,008

Property and equipment, net of accumulated depreciation of $292,126	174,336

Patents and trademarks, net of accumulated amortization of $136,817	377,892

Note receivable, less current portion	81,913

Other assets	6,748

Total assets	$1,203,897

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$30,338

Accrued payroll and vacation	31,062

Accrued expenses	816

Current portion of capital lease obligations	10,847

Total current liabilities	73,063

Capital lease obligations, less current portion	2,994

Total liabilities	76,057

Shareholders’ equity:

Preferred Stock, no par value 4,250,000 shares authorized No shares issued or outstanding	—

Series A Convertible Preferred Stock, no par value 750,000 shares authorized No shares issued or outstanding	—

Common Stock, no par value 20,000,000 shares authorized 9,237,618 shares issued and outstanding	14,583,703

Accumulated deficit	(13,455,863)

Total shareholders’ equity	1,127,840

Total liabilities and shareholders’ equity	$1,203,897

The accompanying notes are an integral part of the financial statements.

PLANET POLYMER TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,

	2001	2000

Revenues	$70,816	$306,573

Operating expenses:

Cost of revenues	68,494	218,725

General and administrative	210,068	268,793

Marketing	57,961	66,095

Research and development	65,416	72,490

Total operating expenses	401,939	626,103

Loss from operations	(331,123)	(319,530)

Other income (expense), net	6,383	17,509

Loss before income taxes	(324,740)	(302,021)

Income tax expense	—	—

Net loss	(324,740)	(302,021)

Preferred Stock dividends	—	(9,644)

Net loss applicable to common shareholders	$(324,740)	$(311,665)

Net loss per share applicable to common shareholders (basic and diluted)	$(0.04)	$(0.04)

Shares used in per share computations	9,098,170	7,613,439

The accompanying notes are an integral part of the financial statements.

PLANET POLYMER TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Six months ended June 30,

	2001	2000

Revenues	$159,937	$539,946

Operating expenses:

Cost of revenues	140,792	407,430

General and administrative	433,450	514,024

Marketing	138,421	108,249

Research and development	228,751	135,630

Total operating expenses	941,414	1,165,333

Loss from operations	(781,477)	(625,387)

Other income (expense), net	19,433	32,447

Loss before income taxes	(762,044)	(592,940)

Income tax expense	(800)	(800)

Net loss	(762,844)	(593,740)

Preferred Stock dividends	(10,450)	(21,580)

Net loss applicable to common shareholders	$(773,294)	$(615,320)

Net loss per share applicable to common shareholders (basic and diluted)	$(0.09)	$(0.08)

Shares used in per share computations	8,911,449	7,374,234

The accompanying notes are an integral part of the financial statements.

PLANET POLYMER TECHNOLOGIES, INC.

STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Series A Preferred Stock		Common Stock
					Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total

Balance at December 31, 2000	321,500	$517,251	8,680,494	$14,008,901	$(12,682,569)	$1,843,583

Conversion of Series A Preferred Stock into Common Stock	(321,500)	(517,251)	378,235	517,251	—	—

Issuance of Common Stock	—	—	156,735	40,801	—	40,801

Issuance of Common Stock for services	—	—	8,400	6,300	—	6,300

Issuance of Common Stock as a dividend on Convertible Preferred Stock	—	—	13,754	10,450	(10,450)	—

Net loss for the six months ended June 30, 2001	—	—	—	—	(762,844)	(762,844)

Balance at June 30, 2001	—	$—	9,237,618	$14,583,703	$(13,455,863)	$1,127,840

The accompanying notes are an integral part of the financial statements.

PLANET POLYMER TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,

	2001	2000

Cash flows from operating activities:

Net loss	$(762,844)	$(593,740)

Adjustments to reconcile net loss to net cash used by operating activities:

Depreciation and amortization	42,919	38,390

Gain on disposal of assets	(25)	—

Changes in assets and liabilities:

Accounts receivable	11,164	9,557

Inventories	27,461	7,278

Prepaid expenses and other assets	5,461	21,773

Accounts payable and accrued expenses	(62,479)	(19,694)

Net cash used by operating activities	(738,343)	(536,436)

Cash flows from investing activities:

Purchases of property and equipment	(19,947)	(3,960)

Proceeds from the sale of property and equipment	25	—

Cost of patents and other	(1,243)	(61,272)

Proceeds from the sale of subsidiary	—	814,639

Payments from note receivable	4,200	3,335

Net cash provided (used) by investing activities	(16,965)	752,742

Cash flows from financing activities:

Proceeds from issuance of Common Stock and exercise of warrants and stock options	40,801	542,063

Proceeds from issuance of warrants	—	2,500

Principal payments on capital lease obligations	(4,833)	(3,576)

Repayments to related party	—	(61,484)

Net cash provided by financing activities	35,968	479,503

Net increase (decrease) in cash and cash equivalents	(719,340)	695,809

Cash and cash equivalents at beginning of period	1,088,567	355,645

Cash and cash equivalents at end of period	$369,227	$1,051,454

Supplemental disclosure of non-cash activity:

Conversion of Series A Preferred Stock into Common Stock	$517,251	$—

Issuance of Common Stock dividends on Preferred Stock	10,450	21,580

Issuance of Common Stock for Services	6,300	—

Issuance of note receivable in connection with sale of subsidiary	—	100,000

Equipment acquired under capital lease obligations	—	3,813

The accompanying notes are an integral part of the financial statements.

Planet Polymer Technologies, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. Basis of Presentation

     The accompanying unaudited financial statements of Planet Polymer Technologies, Inc. (“Planet” or the “Company”) have been prepared in accordance with the interim reporting requirements of Form 10-QSB, pursuant to the rules and regulations of the Securities and Exchange Commission. However, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     In management’s opinion, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. For additional information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2000 contained in the Company’s Form 10-KSB for the fiscal year ended December 31, 2000.

     Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Commitments and Contingencies

     In November 1998, the Company initiated litigation against Brian To, a former director, officer and consultant of the Company, Tarrenz Inc. and Tarrenz Management Consultants, Inc., entities owned by Brian To (“collectively referred to as the “defendants”), in the Superior Court of the State of California for the County of San Diego. The complaint alleges breach of contract, breach of fiduciary duty and other tort claims arising from services the defendants performed for or on behalf of the Company. The Company is seeking recovery of compensation, stock, stock options and expense reimbursements. In response to the Complaint, the defendants filed a Motion to Compel Arbitration.

     The Court issued an order compelling the case to arbitration on Friday, March 12, 1999. On April 26, 1999, the defendants answered and denied the allegations of the complaint and filed a cross-complaint against the Company alleging breach of contract, misrepresentation, slander, intentional infliction of emotional distress and fraud. Arbitration has been scheduled October 1 through October 23, 2001.

     On October 23, 2000, the Company filed a second action against Brian To, and his attorneys, for breach of an agreement between the parties, which would have resolved all issues. The Company is seeking to enforce the settlement agreement. On June 8, 2001, during a case management conference, the court directed that both cases move forward together in arbitration scheduled October 1 through October 23, 2001.

     In light of the limited discovery allowed in arbitration, it is difficult to evaluate defendants’ claims. However, in the opinion of management, the ultimate resolution of the litigation is not expected to have a material effect on the Company’s position or results of operations.

Planet Polymer Technologies, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS — (Continued)

3. Shareholders’ Equity

     The holder of the Series A Convertible Preferred Stock (“Series A Preferred”) was entitled to receive quarterly dividends at an annual rate of 6% payable in shares of the Company’s Common Stock. Each share of Series A Preferred was convertible at the option of the holder into shares of Common Stock of the Company. On March 22, 2001, 100,000 shares of Preferred Stock were converted into 117,647 shares of Common Stock. Additionally, on March 23, 2001, the remaining 221,500 shares of Preferred Stock were converted into 260,588 shares of Common Stock. On March 15, 2001, the Company issued a dividend of 11,690 shares of Common Stock valued at approximately $9,645. Additionally, on March 23, 2001, the Company issued a final dividend of 2,064 shares of Common Stock valued at approximately $805.

4. Liquidity and Capital Resources

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred losses since inception. For the six months ended June 30, 2001, the Company had net losses of approximately $763,000. As of June 30, 2001, the Company had an accumulated deficit of approximately $13,500,000. The Company’s management expects that the financial resources necessary to fund the Company’s planned activities for 2001 exceed its currently available working capital. The Company’s future capital requirements will be dependent upon many factors, including, but not limited to, costs associated with continued research and development of the Company’s proprietary polymer materials, costs associated with the filing and enforcement of the Company’s patents, costs associated with manufacturing scale-up and market acceptance, and the timing thereof, of the Company’s products. The Company will need to secure additional financing through partnership arrangements or through the issuance of additional equity and/or debt securities or through other means. There can be no assurance that the Company will be able to generate positive cash flows or profitability in the future.

5. Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” (effective July 1, 2001) and SFAS No. 142, “Goodwill and Other Intangible Assets” (effective for Planet on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. Intangible assets that are subject to amortization will also be subject to periodic impairment testing. The Company believes that the adoption of these new accounting standards will not have a material impact on the Company’s financial position or results of operations.

6. Subsequent Event

     On July 18, 2001, the Company’s Common Stock was delisted from the Nasdaq Small Cap Stock Market due to non-compliance with Nasdaq’s net tangible assets and minimum bid pricing requirements.

PART I — FINANCIAL INFORMATION
Item 2 — Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Planet Polymer Technologies, Inc.

Except for the historical information contained herein, the discussion in this report contains forward- looking statements that involve certain risks and uncertainties. The Company’s actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the Company’s Form 10-KSB for the fiscal year ended December 31, 2000.

OVERVIEW

     Since Planet Polymer Technologies, Inc. (“Planet” or the “Company”) was founded in 1991 substantially all of the Company’s resources have been devoted to the development and commercialization of its technologies and products. This has included the expenditure of funds to develop the Company’s corporate infrastructure, support the Company’s marketing efforts and establish a pilot production facility, in addition to research and development.

     Planet has incurred operating losses since inception and had an accumulated deficit as of June 30, 2001 of approximately $13.5 million. Pending commercial deployment of and related volume orders for the Company’s products, the Company expects to incur additional losses.

RESULTS OF OPERATIONS

     The Company’s revenues decreased to approximately $71,000 for the three months ended June 30, 2001 from approximately $307,000 for the same period in 2000 and to approximately $160,000 for the six months ended June 30, 2001 from approximately $540,000 for the same period in 2000. These decreases were primarily attributable to lower EnviroPlastic® Z resin sales to the Toro Company. Planet was informed that Toro had converted away from Planet’s material to reduce costs and was given no advance notice of the product change. There was also lower Agway development income during the period.

     Cost of sales decreased to approximately $68,000 for the three months ended June 30, 2001 from approximately $219,000 for the same period in 2000 and to approximately $141,000 for the six months ended June 30, 2001 from approximately $407,000 for the same period in 2000. These decreases were primarily due to decreased revenues and associated lower raw material costs.

     General and administrative expenses decreased to approximately $210,000 for the three months ended June 30, 2001 from approximately $269,000 for the same period in 2000 and to approximately $433,000 for the six months ended June 30, 2001 from approximately $514,000 for the same period in 2000. These decreases were primarily attributable to reduced use of outside services. These were partially offset by increased salaries resulting from the addition of a new Chief Executive Officer in October 2000 offset by fewer administrative staff and the reallocation of the former Chief Executive Officer’s salary to research and development. During 2000, the former Chief Executive Officer’s salary was allocated equally between general and administrative expenses, marketing expenses and research and development expenses. Beginning in 2001, with the addition of the new Chief Executive Officer, his duties and salary are now entirely allocated to research and development.

Item 2 — Management’s Discussion and Analysis of Financial
Condition and Results of Operations — (Continued)

Planet Polymer Technologies, Inc.

     Marketing expenses decreased to approximately $58,000 for the three months ended June 30, 2001 from approximately $66,000 for the same period in 2000. This decrease was primarily attributable to reduced use of a metal injection molding consultant. Marketing expense increased to approximately $138,000 for the six months ended June 30, 2001 from approximately $108,000 for the same period in 2000. This increase was primarily attributable to increased costs associated with the promotion of AQUAMIM®, additional trade shows, salaries resulting from the addition of a new Chief Executive Officer in October 2000, the payment of a bonus offset by the reallocation of the former Chief Executive Officer’s salary to research and development.

     Research and development expenses decreased to approximately $65,000 for the three months ended June 30, 2001 from approximately $72,000 for the same period in 2000. This decrease was primarily due to savings related to employee terminations offset partially by the reallocation of the former Chief Executive Officer’s salary. Research and development expenses increased to approximately $229,000 for the six months ended June 30, 2001 from approximately $136,000 for the same period in 2000. This increase was primarily due to an increase in internal research and development, severance costs related to employee terminations, and the reallocation of the former Chief Executive Officer’s salary. Beginning in 2001, with the addition of the new Chief Executive Officer, the former Chief Executive Officer’s salary is now entirely allocated to research and development.

LIQUIDITY AND CAPITAL RESOURCES

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

     The Company used cash of approximately $738,000 for continuing operations for the six months ended June 30, 2001. Such funds were used primarily for research and development activities, marketing efforts and administrative support.

     Net cash used for investing activities was approximately $17,000 for the six months ended June 30, 2001. Such funds were used primarily for payments for the purchase of equipment.

     Net cash provided by financing activities of approximately $36,000 for the six months ended June 30, 2001 resulted from proceeds of approximately $41,000 from the issuance of Common Stock partially offset by approximately $5,000 used for payments associated with capital lease obligations.

     The Company believes that its existing sources of liquidity and anticipated revenue will satisfy the Company’s projected working capital and other cash requirements through at least September 2001. There can be no assurance, however, that future revenue decreases or changes in the Company’s plans or other events affecting the Company’s operating expenses will not result in the expenditure of the Company’s resources. The Company expects that it will need to raise substantial additional funds to continue its current and planned operations. The Company intends to seek additional funding from existing and potential customers or through public or private equity or debt financing. The Company is currently seeking funds via a $2 million Private Placement Offering scheduled to close on or before August 15, 2001. On July 18, 2001, the Company’s Common Stock was delisted from the Nasdaq Small Cap Stock Market due to non-compliance with Nasdaq’s net tangible assets and minimum bid pricing

Item 2 — Management’s Discussion and Analysis of Financial
Condition and Results of Operations — (Continued)

Planet Polymer Technologies, Inc.

requirements. There can be no assurance that this Offering will result in additional funds or that additional financing will be available on acceptable terms, or at all.

PART II – OTHER INFORMATION

Planet Polymer Technologies, Inc.

Item 1 — Legal Proceedings:

     See “Note 2 — Commitments and Contingencies” in the Notes to Unaudited Financial Statements for a review of the Company’s current litigation.

Item 2 — Changes in Securities:

     None

Item 3 — Defaults upon Senior Securities:

     None

Item 4 — Submission of Matters to a Vote of Security Holders:

The Annual Meeting of Shareholders of Planet Polymer Technologies, Inc. (the “Annual Meeting”) was held on May 7, 2001 in San Diego, California.

Proposal 1 — Election of Directors

Each of the candidates listed below were duly elected to the Board of Directors at the Annual Meeting by the tally indicated.

Candidate	Votes in Favor	Votes Withheld

Robert J. Petcavich, Ph.D. Richard C. Bernier Michael M. Coleman, Ph.D. H.M. Busby Dennis J. LaHood Thomas A. Landshof Peter J. O’Neill Ronald B. Sunderland	8,033,370 8,033,370 8,033,370 8,033,370 8,033,370 8,033,370 8,033,370 8,033,370	46,896 46,896 46,896 46,896 46,896 46,896 46,896 46,896

Proposal 2 — Ratification of Selection of Independent Auditors

Votes in Favor	Votes Against	Votes Abstained

8,061,697	10,009	8,560

Item 5 — Other Information:

     None

PART II – OTHER INFORMATION — (Continued)

Planet Polymer Technologies, Inc.

Item 6 — Exhibits and Reports on Form 8-K:

(a)	Exhibits:

None

(b)	Reports on Form 8-K:

On July 24, 2001, the Company filed a Current Report on Form 8-K to report that the Company’s Common Stock was delisted from the Nasdaq Small Cap Market on July 18, 2001 due to non-compliance with Nasdaq’s net tangible assets and minimum bid pricing requirements. The Current Report also disclosed that the Company extended the Private Placement Offering closing date from Monday, July 16, 2001 to Wednesday, August 15, 2001. Additionally, the Current Report announced changes to the Company’s Board of Directors. Effective July 13, 2001, Dennis J. LaHood resigned. Michael M. Coleman and Thomas A. Landshof notified the Company that they will resign effective August 14, 2001.

Planet Polymer Technologies, Inc.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Planet Polymer Technologies, Inc.

By:	/s/ RICHARD C. BERNIER

Richard C. Bernier Chief Executive Officer (On behalf of Registrant and as Registrant’s Principal Financial and Accounting Officer)