Form 10QSB
period 2001-09-30
PLANET POLYMER TECHNOLOGIES INC
filed 2001-11-02
CIK 896861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number: 0-26804

PLANET POLYMER TECHNOLOGIES, INC

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

[X] YES	[ ] NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 30, 2001

Common Stock, no par value	9,237,618

Planet Polymer Technologies, Inc.
Form 10-QSB Quarterly Report
Quarter Ended September 30, 2001

PLANET POLYMER TECHNOLOGIES, INC.

BALANCE SHEET (UNAUDITED)
_______________

September 30,
2001

ASSETS
Current assets:
Cash and cash equivalents	$295,862
Accounts receivable	34,931
Inventories	104,326
Prepaid expenses and other current assets	96,584

Total current assets	531,703
Property and equipment, net of accumulated depreciation of $305,700	160,762
Patents and trademarks, net of accumulated amortization of $145,137	373,443
Other assets	6,605

Total assets	$1,072,513

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$114,952
Accrued payroll and vacation	28,344
Short-term debt	42,629
Current portion of capital lease obligations	10,397

Total current liabilities	196,322
Capital lease obligations, less current portion	832

Total liabilities	197,154

Shareholders’ equity:
Preferred Stock, no par value 4,250,000 shares authorized No shares issued or outstanding	—
Series A Convertible Preferred Stock, no par value 750,000 shares authorized No shares issued or outstanding	—
Common Stock, no par value 20,000,000 shares authorized 9,237,618 shares issued and outstanding	14,583,703
Accumulated deficit	(13,708,344)

Total shareholders’ equity	875,359

Total liabilities and shareholders’ equity	$1,072,513

The accompanying notes are an integral part of the financial statements.

PLANET POLYMER TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)
_______________

	Three months ended September 30,

	2001	2000

Revenues	$152,955	$76,702
Operating expenses:
Cost of revenues	108,234	74,224
General and administrative	188,656	206,819
Marketing	50,702	61,506
Research and development	54,641	67,830

Total operating expenses	402,233	410,379

Loss from operations	(249,278)	(333,677)
Other income (expense), net	(3,202)	164,931

Loss before income taxes	(252,480)	(168,746)
Income tax expense	—	—

Net loss	(252,480)	(168,746)
Preferred Stock dividends	—	(9,644)

Net loss applicable to common shareholders	$(252,480)	$(178,390)

Net loss per share applicable to common shareholders (basic and diluted)	$(0.03)	$(0.02)

Shares used in per share computations	9,237,618	7,637,743

The accompanying notes are an integral part of the financial statements.

PLANET POLYMER TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)
_______________

	Nine months ended September 30,

	2001	2000

Revenues	$312,892	$616,647
Operating expenses:
Cost of revenues	249,026	481,654
General and administrative	622,106	720,842
Marketing	189,123	169,755
Research and development	283,392	203,460

Total operating expenses	1,343,647	1,575,711

Loss from operations	(1,030,755)	(959,064)
Other income (expense), net	16,230	197,378

Loss before income taxes	(1,014,525)	(761,686)
Income tax expense	(800)	(800)

Net loss	(1,015,325)	(762,486)
Preferred Stock dividends	(10,450)	(31,224)

Net loss applicable to common shareholders	$(1,025,775)	$(793,710)

Net loss per share applicable to common shareholders (basic and diluted)	$(0.11)	$(0.11)

Shares used in per share computations	9,021,367	7,462,708

The accompanying notes are an integral part of the financial statements.

PLANET POLYMER TECHNOLOGIES, INC.

STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
_______________

	Series A Preferred Stock		Common Stock
					Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total

Balance at December 31, 2000	321,500	$517,251	8,680,494	$14,008,901	$(12,682,569)	$1,843,583
Conversion of Series A Preferred Stock into Common Stock	(321,500)	(517,251)	378,235	517,251	—	—
Issuance of Common Stock	—	—	156,735	40,801	—	40,801
Issuance of Common Stock for services	—	—	8,400	6,300	—	6,300
Issuance of Common Stock as a dividend on Convertible Preferred Stock	—	—	13,754	10,450	(10,450)	—
Net loss for the nine months ended September 30, 2001	—	—	—	—	(1,015,325)	(1,015,325)

Balance at September 30, 2001	—	$—	9,237,618	$14,583,703	$(13,708,344)	$875,359

The accompanying notes are an integral part of the financial statements.

PLANET POLYMER TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)
_______________

	Nine months ended September 30,

	2001	2000

Cash flows from operating activities:
Net loss	$(1,015,325)	$(762,486)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	64,811	58,236
Gain on disposal of assets	(25)	—
Changes in assets and liabilities:
Accounts receivable	22,177	26,103
Inventories	14,419	9,241
Prepaid expenses and other assets	2,037	(9,194)
Accounts payable and accrued expenses	18,601	(1,524)
Other liabilities	—	(152,886)

Net cash used by operating activities	(893,305)	(832,510)
Cash flows from investing activities:
Purchases of property and equipment	(19,947)	(22,643)
Proceeds from the sale of property and equipment	25	—
Cost of patents and other	(5,112)	(92,848)
Proceeds from the sale of subsidiary	—	814,639
Payments from note receivable	93,783	5,053

Net cash provided by investing activities	68,749	704,201

Cash flows from financing activities:
Proceeds from issuance of Common Stock and exercise of warrants and stock options	40,801	502,420
Proceeds from issuance of warrants	—	2,500
Principal payments on borrowings and capital lease obligations	(8,950)	(5,705)
Repayments to related party	—	(61,484)

Net cash provided by financing activities	31,851	437,731

Net (decrease) increase in cash and cash equivalents	(792,705)	309,422
Cash and cash equivalents at beginning of period	1,088,567	355,645

Cash and cash equivalents at end of period	$295,862	$665,067

Supplemental disclosure of non-cash activity:
Conversion of Series A Preferred Stock into Common Stock	$517,251	$—
Issuance of Common Stock dividends on Preferred Stock	10,450	31,224
Issuance of Common Stock for Services	6,300	—
Insurance purchased under a short-term financing agreement	44,134	—
Issuance of note receivable in connection with sale of subsidiary	—	100,000
Equipment acquired under capital lease obligations	—	3,813
Common Stock issued in obtaining Equity Line of Credit	—	10,313
Equity issuance costs incurred	—	45,495

The accompanying notes are an integral part of the financial statements.

PLANET POLYMER TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
_______________

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

     In management’s opinion, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. For additional information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2000 contained in the Company’s Form 10-KSB for the fiscal year ended December 31, 2000.

     Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Note receivable

     In August 2001, the Company received approximately $84,500 in cash for repayment of the outstanding portion of a note receivable. The note related to the Company’s sale of all its common stock shares of Deltco on January 7, 2000. The proceeds were net of a discount for early payment of approximately $4,500, which was recorded as an expense by the Company.      .

3. Shareholders’ Equity

     The holder of the Series A Convertible Preferred Stock (“Series A Preferred”) was entitled to receive quarterly dividends at an annual rate of 6% payable in shares of the Company’s Common Stock. Each share of Series A Preferred was convertible at the option of the holder into shares of Common Stock of the Company. During March 2001, all 321,500 shares of Preferred Stock were converted into 378,235 shares of Common Stock. Additionally, during March 2001, the Company issued dividends of 13,754 shares of Common Stock valued at approximately $10,450.

4. Liquidity and Capital Resources

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred losses since inception. For the nine months ended September 30, 2001, the Company had net losses of approximately $1,015,000. As of September 30, 2001, the Company had an accumulated deficit of approximately $13,708,000. The Company’s management expects that the financial resources necessary to fund the Company’s planned activities after 2001 exceed its currently available working capital. The Company’s future capital requirements will be dependent upon many factors, including, but not limited to, costs associated with continued research and development of the Company’s proprietary polymer materials, costs associated with the filing and enforcement of the Company’s patents, costs associated with manufacturing scale-up and market acceptance, and the timing thereof, of the Company’s products. The Company will need to secure additional financing through partnership arrangements or through the issuance of additional equity and/or debt securities or through other means. There can be no assurance that the Company will be able to secure the necessary additional financing or to generate positive cash flows or profitability in the future.

PLANET POLYMER TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS — (Continued)

5. Recent Accounting Pronouncements

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after March 15, 2001. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company has not yet determined the impact, if any, the adoption of SFAS No. 142 will have on its results of operations and financial condition.

     On October 3, 2001, the FASB issued Statement of Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 supercedes FAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business. FAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. FAS 144 is effective for the Company for all financial statements issued in fiscal 2002. The Company has not yet determined the impact, if any, the adoption of SFAS No. 144 will have on its results of operations and financial condition.

6. Subsequent Event

     In October 2001, the Company settled certain litigation resulting in Planet receiving a cash payment of $125,000, Planet’s insurance carrier paying $25,000 to the opposing party, the return of approximately 70,000 shares of Planet stock and the cancellation of certain unexercised stock options.

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

     Planet has incurred operating losses since inception and had an accumulated deficit as of September 30, 2001 of approximately $13.7 million. Pending commercial deployment of and related volume orders for the Company’s products, the Company expects to incur additional losses.

RESULTS OF OPERATIONS

     The Company’s revenues increased to approximately $153,000 for the three months ended September 30, 2001 from approximately $77,000 for the same period in 2000. This increase was primarily attributable to higher metal injection molding revenue resulting from customers expanding their commercial use of Planet’s products, partially offset by lower Agway development income as research projects are concluding. Revenues decreased to approximately $313,000 for the nine months ended September 30, 2001 from approximately $617,000 for the same period in 2000. This decrease was primarily attributable to lower EnviroPlastic® Z resin sales to the Toro Company. There was also lower Agway development income. These decreases were partially offset by increased metal injection molding revenue.

     Cost of sales increased to approximately $108,000 for the three months ended September 30, 2001 from approximately $74,000 for the same period in 2000. This increase was primarily attributable to increased MIM revenues and associated higher raw material costs for MIM feedstocks. Cost of sales decreased to approximately $249,000 for the nine months ended September 30, 2001 from approximately $482,000 for the same period in 2000. This decrease in raw material costs was primarily attributable to lower overall revenues from EnviroPlastic® Z resin and a significant shift in product mix from polymer resin sales to MIM feedstock sales.

     General and administrative expenses decreased to approximately $189,000 for the three months ended September 30, 2001 from approximately $207,000 for the same period in 2000 and to approximately $622,000 for the nine months ended September 30, 2001 from approximately $721,000 for the same period in 2000. These decreases were primarily attributable to reduced use of outside services. These decreases were partially offset by increased salaries resulting from the addition of a new Chief Executive Officer in October 2000 offset by fewer administrative staff and the reallocation of the former Chief Executive Officer’s salary to research and development. During 2000, the former Chief Executive Officer’s salary was allocated equally between general and administrative expenses, marketing

Item 2 — Management’s Discussion and Analysis of Financial
Condition and Results of Operations — (Continued)

Planet Polymer Technologies, Inc.

expenses and research and development expenses. Beginning in 2001, with the addition of the new Chief Executive Officer, his duties and salary are now entirely allocated to research and development.

     Marketing expenses decreased to approximately $51,000 for the three months ended September 30, 2001 from approximately $62,000 for the same period in 2000. This decrease was primarily attributable to reduced use of a metal injection molding consultant. Marketing expense increased to approximately $189,000 for the nine months ended September 30, 2001 from approximately $170,000 for the same period in 2000. This increase was primarily attributable to increased costs associated with the promotion of AQUAMIM®, additional trade shows, salaries resulting from the addition of a new Chief Executive Officer in October 2000, the payment of a bonus offset by the reallocation of the former Chief Executive Officer’s salary to research and development and the reduced use of a metal injection molding consultant.

     Research and development expenses decreased to approximately $55,000 for the three months ended September 30, 2001 from approximately $68,000 for the same period in 2000. This decrease was primarily due to savings related to employee terminations and lower research expenditures offset partially by the reallocation of the former Chief Executive Officer’s salary. Research and development expenses increased to approximately $283,000 for the nine months ended September 30, 2001 from approximately $203,000 for the same period in 2000. This increase was primarily due to a decrease in customer funded research and development, severance costs related to employee terminations, and the reallocation of the former Chief Executive Officer’s salary. Beginning in 2001, with the addition of the new Chief Executive Officer, the former Chief Executive Officer’s salary is now entirely allocated to research and development.

     In 1996, Planet recorded an obligation of $300,000 for outstanding employment tax issues. During 1997, Planet resolved a portion of the employment tax issues and reversed the original entry by approximately $34,000. The Company subsequently determined that the remainder of such obligation of approximately $266,000 was no longer payable. As a result, the obligation was reversed and other income was recognized in the three months ended September 30, 1999 and 2000, in the amount of $113,000 and $153,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     On January 7, 2000, the Company sold all of its common stock shares of Deltco. In accordance with the Purchase Agreement, the Company received total proceeds of $1,000,000 in the form of $900,000 in cash and $100,000 in a secured promissory note in consideration of the sale of its Deltco common stock. In August 2001, the Company received approximately $84,500 in cash for repayment of the outstanding portion of the note receivable. The proceeds were net of a discount for early payment of approximately $4,500, which was recorded as an expense by the Company.

     The Company used cash of approximately $893,000 for continuing operations for the nine months ended September 30, 2001. Such funds were used primarily for metal injection molding commercialization efforts, ongoing research and development activities, marketing efforts and administrative support.

     Net cash provided by investing activities was approximately $69,000 for the nine months ended September 30, 2001 resulted from the prepayment from a note receivable partially offset by payments for the purchase of equipment.

Item 2 — Management’s Discussion and Analysis of Financial
Condition and Results of Operations — (Continued)

Planet Polymer Technologies, Inc.

     Net cash provided by financing activities of approximately $32,000 for the nine months ended September 30, 2001 resulted from proceeds of approximately $41,000 from the issuance of Common Stock partially offset by approximately $9,000 used for payments associated with capital lease obligations.

     The Company believes that its existing sources of liquidity and anticipated revenue will satisfy the Company’s projected working capital and other cash requirements through at least December 2001. There can be no assurance, however, that future revenue decreases or changes in the Company’s plans or other events affecting the Company’s operating expenses will not result in the expenditure of the Company’s resources. The Company expects that it will need to raise substantial additional funds to continue its current and planned operations. The Company is seeking additional funding from existing and potential customers. The Company continues to have outstanding a $2 million Private Placement Offering that it is actively evaluating. The Company is also evaluating and soliciting interest in other public or private equity or debt financing, including the potential sale or licensing of other patents and intellectual property which, if successfully consummated, could result in a gain or loss to the Company. On July 18, 2001, the Company’s Common Stock was delisted from the Nasdaq Small Cap Stock Market due to non-compliance with Nasdaq’s net tangible assets and minimum bid pricing requirements. There can be no assurance that the Company’s efforts will result in additional funds or that additional financing will be available on acceptable terms, or at all.

PART II — OTHER INFORMATION

Planet Polymer Technologies, Inc.

Item 1 — Legal Proceedings:

     None

Item 2 — Changes in Securities:

     None

Item 3 — Defaults upon Senior Securities:

     None

Item 4 — Submission of Matters to a Vote of Security Holders:

     None

Item 5 — Other Information:

     None

Item 6 — Exhibits and Reports on Form 8-K:

     (a)  Exhibits:

             None

     (b)  Reports on Form 8-K:

             None

Planet Polymer Technologies, Inc.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 2, 2001	Planet Polymer Technologies, Inc.

/s/ Richard C. Bernier
Richard C. Bernier Chief Executive Officer (On behalf of Registrant and as Registrant’s Principal Financial and Accounting Officer)