Form 10KSB
period 2001-12-31
PLANET POLYMER TECHNOLOGIES INC
filed 2002-03-21
CIK 896861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
Commission File No. 0-26804

PLANET POLYMER TECHNOLOGIES, INC.

(Name of small business issuer in its charter)

CALIFORNIA (State or other jurisdiction of incorporation of organization)	33-0502606 (IRS Employer identification No.)

9985 Businesspark Avenue, San Diego, CA (Address of principal executive offices)	92131 (Zip Code)

Issuer’s telephone number (858) 549-5130

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, No Par Value

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes   [   ] No

     Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

     The issuer’s revenues for the year ending December 31, 2001 were $563,928.

     The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 1, 2002 was $899,554, based on the average of the 4:00 p.m. closing bid and ask prices of $0.19 as reported on the Over-the-Counter Bulletin Board.

     As of March 1, 2002, 9,207,884 shares of the Company’s Common Stock were outstanding and no shares of the Company’s Series A Preferred Stock were outstanding.

Transitional Small Business Disclosure Format (check one) [   ]  yes   [X]  no

PLANET POLYMER TECHNOLOGIES, INC.

FORM-10KSB
Year Ended December 31, 2001

     The letter to Shareholders and this Annual Report on Form 10-KSB contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends that such statements shall be protected by the safe harbors provided for in such sections. Such statements are subject to risks and uncertainties that could cause the Company’s actual results to vary materially from those projected in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this section as well as those sections entitled “Risk Factors,” and in “Item 6 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

Planet Polymer Technologies, Inc.

     Planet Polymer Technologies, Inc. is an advanced materials company that develops and licenses unique hydro-soluble polymer and biodegradable materials. With the sale and disposition of the Company’s AQUAMIM® Metal Injection Molding technology and manufacturing assets in December, 2001, the resulting restructuring of assets and activities has allowed the Company to become more highly focused on the Company’s agricultural projects, in particular assisting Agway Inc. in the commercialization of those specific polymer technologies Planet developed for Agway. Agway is marketing these products under the trademarks Optigen™ 1200 and FreshSeal™. Additionally, the Company will continue to pursue commercial partners for the Company’s other proprietary polymer materials, marketed under the trademarks EnviroPlastic® and Aquadro®. EnviroPlastic and Aquadro can be used to produce films, coatings and injection molded parts that serve as environmentally compatible alternatives to conventional plastics.

     Planet’s primary focus is on the technologies listed below:

•	EnviroPlastic CRT controlled-release technology — Polymer coating technologies for use in agriculture and produce products

•	EnviroPlastic Z — Biodegradable and compostable polymers

•	Aquadro — Hydrodegradable (water dispersible) polyvinyl alcohol resin

     To date, Planet has commercialized EnviroPlastic controlled-release technologies with Agway, has had limited market acceptance of its EnviroPlastic Z materials and has sold pilot production quantities of Aquadro products that are being evaluated in a variety of commercial applications.

     Planet’s research and development facility is located in San Diego, California.

     Planet was incorporated under the laws of California in August 1991. Planet’s principal executive offices are located at 9985 Businesspark Avenue, San Diego, CA 92131, and its telephone number is (858) 549-5130.

Products and Technologies

     Planet is using its polymer chemistry expertise to provide water soluble and degradable technology-based solutions to the current and emerging needs of the industrial and agricultural markets.

     EnviroPlastic® Controlled-Release Technology. Planet’s patented EnviroPlastic controlled-release technology is a proprietary polymer coating product line with broad application. One use application of this technology allows fertilizer to be controlled for release over 120 days. The Company has sought to develop strategic alliances with potential partners and customers and since 1995 Planet has had a license relationship with Agrium Inc. (“Agrium”) to conduct development work in the use of coatings of fertilizer products. In June 1999, the Company entered into an Amending Agreement with Agrium to allow Planet and Agway to pursue the development of certain technologies involving controlled-released coatings.

     This coating technology is also utilized to control the release and transfer rates of nitrogen and oxygen, to assist in controlling the ripening of fruits and vegetables. Planet entered into a licensing agreement with Agway in 1999 to develop commercial coatings for use on fruits, vegetables, floral and nursery applications that has resulted in the launch, in October 2000, of FreshSeal® coating for use on fruits and vegetables. Agway is in the early stages of the commercial rollout of this product family and it resulted in a very modest royalty-generating license in 2001.

     The Company has also highly engaged in development work with Agway since 1999 on the use of its controlled-release technology for animal feed. It is being evaluated as a specialty coating for urea to allow for more efficient, controlled release of nitrogen for dairy cows. The product named Optigen ®1200 by Agway’s Country Products Group, is in field testing while it petitions the FDA for product approval as a feed additive.

     EnviroPlastic® Z Biodegradable and Compostable Plastics. The Company’s patented EnviroPlastic Z materials are biodegradable and compostable polymers based on the polymer cellulose acetate. Product features include transparency, fast molding cycles, outstanding processability and controlled degradation rates from 3 months to 3 years. EnviroPlastic Z materials have been successfully injection molded and extruded into sheet film and have found limited acceptance in the irrigation industry. EnviroPlastic Z materials are targeted for use in products in the packaging and the industrial markets.

     Aquadro® Water Soluble Plastics. The Company’s patented Aquadro materials are a polyvinyl alcohol based compound family developed by Planet to provide cost effective product solutions for the medical disposable, industrial manufacturing and specialty packaging films markets. Aquadro can be manufactured into blown film, extrusion cast film, and injection molded products. Aquadro resins are highly versatile and can be engineered for flexible or rigid applications. Aquadro can also be designed to dissolve in hot or cold water environments. The development of Aquadro is an advancement of Planet’s patented EnviroPlastic H technology. While no applications have been commercialized to date, the Company has seen positive results in a number of trial evaluations that may lead to business in the future.

Markets and Applications

     Planet is focusing on specific market opportunities where the Company believes that its polymer chemistry expertise, EnviroPlastic CRT controlled-release technology, EnviroPlastic Z and Aquadro technologies, may address current or emerging market requirements. However, there can be no assurance that the Company’s products or that new products, if developed, will be capable of capturing market share and also be profitable.

     Planet is currently targeting the following markets:

     Agricultural Feed & Fruit/Vegetable Initiatives. The Company’s controlled-release technology for animal feed is currently being marketed and developed through a strategic alliance with Agway’s Country Products Group. It is being utilized in a product under field testing by Agway as a concentrated source of controlled release nitrogen for dairy cows while it petitions the FDA for product approval. The global feed additive market for this product is in excess of 10 billion dollars annually. Additionally, Agway has commercialized and launched a coating package, trademarked FreshSeal, for use in controlling the ripening of tropical fruits and vegetables and is in various trials and test markets around the world. This product will allow Agway to compete for a niche portion of the global 75 billion dollar fresh vegetable and fruit market The Company believes that Agway will continue to expand the market area and opportunity for both of these technologies.

     Medical Disposables and Specialty Packaging. The Company’s Aquadro technology offers both product enhancements and environmental benefits in both film and injection molded applications to a wide range of applications. The chemical characteristics of the Company’s products in this area have shown significant promise in providing packaging and film products with an excellent combination of clarity, toughness, printability and economics. Rigid injection moldable grades of the product have been evaluated in disposable medical devices, where environmental sensitivity is a major consideration. Film versions of the polymers have been tested in water-soluble packaging and specialty printing applications. While commercial success has not yet been achieved with these technologies the range of potential applications continues to grow.

Strategic Alliances

     To facilitate the development and commercialization of Planet’s products, Planet has pursued a strategy of aligning itself with a number of companies in the areas of product development and marketing.

     Agrium Technology Development and License Agreement. In January 1995, Planet entered into a ten year technology and license agreement with Cominco Fertilizers Ltd., now named Agrium Inc., pursuant to which Agrium desired to have Planet conduct further development work on the use of coatings to control release of fertilizers and to protect products containing biological inoculants. Planet’s controlled-release technology polymer for fertilizer was developed for Agrium under this agreement. Under the terms of the agreement, Agrium owns all technology developed under the agreement, including, among other things, compositions of matter, new chemical complexes, association compounds, blends, mixtures or compositions of coating materials, or new products, or new processes relating thereto developed by Planet or by Agrium. In addition, Agrium has the exclusive right to grant licenses and sublicenses on the technology developed under the agreement to other parties. In return for the rights granted to Agrium, Agrium is required to pay royalties to Planet determined in accordance with the terms of the agreement. On June 23, 1999, Planet entered into an Amending Agreement with Agrium, Inc. to amend the Technology Development and License Agreement dated as of January 30, 1995. The Amending Agreement allows Planet to enter into an arrangement or agreement with Agway with respect to the development of technologies involving controlled-released coatings. If Planet enters into such arrangements or agreements with Agway, then Planet will grant Agrium, among other items, an option to acquire a license and a right to produce, market and distribute such technologies on the same terms and conditions as those offered to Agway.

     Agway Strategic Alliance. In November 1998, Planet entered into a strategic investment agreement with Agway Inc. to assist in the funding of Planet Polymer Technologies, Inc. Through stock purchases and warrant exercises, Agway’s actions have resulted in the acquisition of approximately a 34% ownership stake in Planet.

     Contemporaneously, Planet and Agway entered into an agreement relating to the funding by Agway of a feasibility study of Planet’s polymer technology for use in agricultural products, other than fertilizers and other biological products, and food products. Under the terms of the feasibility study agreement, Planet is reimbursed for qualifying research and development costs related to staffing, materials, equipment, equipment time, outside testing and travel from Agway.

     Also in November 1998, Planet granted Agway an exclusive worldwide license to all current and future products that utilize Planet’s polymer technology for agricultural and food related purposes, other than products already covered by existing agreements. Agway’s field of business is broadly related to agricultural products and food products, but does not include fertilizers for purposes of the license. In March 2000, Planet and Agway entered into a sub-agreement with respect to animal feed products incorporating Planet’s patented/patent pending coatings and/or polymer systems. Also in March 2000, Planet and Agway entered into another sub-agreement with respect to Planet’s patented/patent pending coatings and/or polymer systems sold for use on fruits, vegetables, floral and nursery items.

     In November, 2000 Planet agreed to sell, assign and transfer to Agway the patent rights related to controlled release technology for animal feed and fruit/produce initiatives, involving four (4) patents and/or applications, for cash and the royalty payments equal to the payments Planet would otherwise be entitled to receive pursuant to its existing license agreements dated November 12, 1998 and Sub-Agreements dated March 1, 2000. Concurrently, Agway agreed to grant Planet an irrevocable, exclusive, worldwide, royalty-free license to use and commercially exploit all rights related to the patents for all uses other than food and agricultural initiatives. The License term is for the life of the patents and any patents derived from the patents.

     Planet intends to continue developing other strategic relationships that may help it promote its products or that might extend the range of product solutions provided by Planet’s technologies. Planet has entered into non-disclosure agreements providing for the confidential exchange of information and discussion with potential strategic partners and customers. There can be no assurance that any such agreements will result in any development and license agreements or commercial relationships. There can be no assurance that Planet will be able to negotiate acceptable customer relationships in the future, or that its existing joint development and licensing agreements will be successful. There can also be no assurance that Planet and its potential strategic partners will be able to develop any products or that the new products, if developed, and their pricing will be acceptable to customers.

Sales and Marketing

     Planet primarily relies on direct sales efforts and strategic marketing alliances to market Planet’s products and technologies. Many of these direct sales efforts are based on the initiatives of Planet’s senior management. Planet believes that these efforts have provided Planet with significant market exposure and have continued the educational process required to commercialize its technologies. In order to leverage its sales and marketing efforts, Planet has also developed strategic alliances with Agway and Agrium. See “Strategic Alliances.”

     Most of Planet’s technologies are designed to be custom or specially engineered to enhance, and become incorporated into, customers’ products. Due to this high degree of product specialization, Planet expects the average sales cycle for its products to be approximately 24 to 48 months. This average sales cycle includes initial customer contacts, specification writing, engineering design, prototype construction, pilot testing, regulatory approval, if any, sales and marketing and commercial manufacture. A significant amount of time and energy is required by Planet’s staff to educate the customer, understand the customer’s unique application requirements and recommend and develop the appropriate solution.

Competition

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

     The primary source of competition for Planet’s EnviroPlastic and Aquadro products currently comes from suppliers of conventional non-degradable plastic materials and products. The use of non-degradable products and current methods of solid waste disposal are well established and accepted by both consumers and the industry, many of whom may be indifferent to the benefits offered by Planet’s technologies. Many of Planet’s competitors, who provide these non-degradable products, have significantly greater financial, technical and human resources than Planet. Direct competition with respect to degradable polymer materials is limited. Technologies that Planet believes to be potentially competitive include polyvinyl alcohol, starch-based polymers and polylactic acid. A lessening of political or consumer concern for environmental aspects of waste disposal could significantly harm Planet’s competitive position.

     There can be no assurance that any one of these potentially competitive technologies will not obtain a significant market share prior to the commercialization of Planet’s products. The development of a competing or superior technology or the commercialization of such technology by any one of Planet’s potential competitors could have a material adverse effect on Planet’s sales or operating profits.

Manufacturing and Suppliers

     Planet manufactures polymer materials in pellet form from base raw materials purchased from third party vendors. Planet has manufactured only limited production quantities of its products at its facility in San Diego, California and plans to utilize contract manufacturers to produce larger quantities of materials when required. The components for Planet’s polymer blends, alloys and coating products are available from several suppliers such as Union Carbide Corporation, The Dow Chemical Company, Dupont, Eastman Chemical Company and Air Products and Chemicals, Inc. as well as other sources. Planet has not executed long-term supply agreements with any of its vendors.

     To date, Planet has obtained adequate quantities of raw materials on acceptable terms to meet its requirements and with volume purchase orders on some items in order to obtain quantity discounts. Planet does not anticipate significant difficulties in obtaining raw materials in sufficient quantities to meet its anticipated needs. Should supply problems arise, however, Planet’s inability to develop alternative cost-effective sources could materially impair Planet’s ability to manufacture and deliver products. Additionally, an interruption or reduction in the source of supply of any of the component materials, or an unanticipated increase in vendor prices, could materially and adversely affect Planet’s operating results and damage customer relationships.

Research and Development

     Research and development expenditures for the years ended December 31, 2001 and 2000 were approximately $353,000 and $298,000, respectively. Planet believes that its long-term success depends on the continued development and commercialization of cost-effective solutions consisting of engineered environmentally compatible polymer materials. As of December 31, 2001, Planet had one Ph.D. polymer scientist engaged in product development programs, which include polymer synthesis, polymer blending, process development, pilot and full scale manufacturing and testing. Planet does, however, aim to design and develop new products internally and, where appropriate, acquire existing technologies for commercialization, although Planet currently has no plans for any such acquisitions. Planet anticipates that some of the 2002 research and development expenditures in the agricultural feed and fruit/vegetable coatings area will be reimbursed by Agway under its Feasibility Agreement. For the years ended December 31, 2001 and 2000, Planet recorded reimbursable research and development costs of approximately $63,000 and $175,000, respectively, from Agway.

Intellectual Property and Proprietary Technologies

     Planet believes that, although the ownership and licensing of patents is a significant competitive advantage in its business, its success also depends on the innovative skills, technical competence, and marketing ability of its personnel. Planet intends to continue to design and develop proprietary engineered environmentally compatible polymer blends and alloys, as well as enhancements and improvements on existing products, and will seek patent and trademark protection for such inventions, improvements and enhancements as appropriate.

     In November, 2000 Planet agreed to sell, assign and transfer to Agway the patent rights related to controlled release technology for animal feed and fruit/produce initiatives, involving four (4) patents and/or applications, for cash and the royalty payments equal to the payments Planet would otherwise be entitled to receive pursuant to its existing license agreements dated November 12, 1998 and Sub-Agreements dated March 1, 2000. Contemporaneously with the sale of the patents, Agway agreed to grant Planet an irrevocable, exclusive, worldwide, royalty-free license to use and commercially exploit all rights related to the patents for all uses other than food and agricultural initiatives. The License term is for the life of the patents and any patents derived from the patents.

     In December 2001, Planet agreed to sell to Ryer Industries, LLC (“Ryer”) all right, title and interest in all issued patents, patent applications, trademarks, existing intellectual property (including trade secrets), knowledge, know-how and ongoing intellectual property being developed relating to its AQUAMIM Metal Injection Molding (“MIM”) technology and the manufacture and composition thereof. Additionally, Planet agreed to sell to Ryer all manufacturing, pilot plant and production equipment related to the manufacture of AQUAMIM feedstocks, as well as all raw materials and finished goods on hand at Planet at the time of the sales of these assets. In consideration of this sale, Planet received from Ryer (1) payment of $300,000, comprised of cash in 2001 of $30,000 and a note, with varying payments due during 2002, of $270,000, (2) an eight-year royalty agreement for all sales of AQUAMIM feedstocks and certain tungsten carbide cobalt feedstock formulations and (3) a one-year consulting agreement to provide technical support to Ryer.

     While Planet believes that a competitor with substantial financial resources and technical expertise could develop polymer materials equivalent to Planet’s, Planet believes that its lead times, continued research and development efforts and relationship driven strategic alliances with customers provide it with a competitive advantage. Planet relies on trade secrets, proprietary know-how and process technology, which it seeks to protect, in part, by confidentiality agreements with its employees, consultants and customers. There can be no assurance that these agreements will not be breached, that Planet would have adequate remedies for any breach or that Planet’s trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

     In addition, there can be no assurance that Planet’s pending patent applications will be approved, that Planet will develop additional proprietary materials or processes that are patentable, that any patents issued to Planet or any of its licenses will provide Planet with competitive advantages or will not be successfully challenged by third parties or that the patents of others will not have an adverse effect on the ability of Planet to conduct its business. Furthermore, there can be no assurance that others will not independently develop similar or superior technologies, duplicate any of Planet’s processes or design around the patented materials developed by Planet. Planet believes that its products, patents, trademarks and other proprietary rights do not infringe the property rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future. It is possible that Planet may need to acquire licenses to, or to contest the validity of, issued or pending patents of third parties relating to Planet’s technology. There can be no assurance that licenses under such patents would be made available to Planet on acceptable terms, if at all, or that Planet would prevail in any such contest. In addition, Planet could incur substantial costs defending itself in suits brought against the Company with respect to patents or in bringing suits against other parties.

Government Regulation

     Some end products into which Planet’s products are incorporated may be subject to significant regulation and approval by federal, state and local entities such as the Food and Drug Administration and the Environmental Protection Agency. Similar regulatory agencies exist worldwide. Planet may be required to provide its customers with technical information on its products to be used by the customer in the regulatory process. Planet’s customers will have primary responsibility for obtaining any required governmental approvals. The approval process could be costly and lengthy and potential sales of Planet’s products could be significantly delayed and/or eliminated as to end products subject to such regulatory approval.

Employees

     As of December 31, 2001 Planet had four full-time or part-time employees at its corporate headquarters in San Diego, California. Beginning January 1, 2002, Planet had two employees, one engaged full-time in research and development activities and one in commission only sales and administration. With the Company’s stated objective of refocusing effort and development activity to commercialize already developed technologies in the agricultural fields, the Company does not foresee any increase in employees in 2002. Planet has an employment agreement with two key employees, Robert J. Petcavich and Richard C. Bernier. None of Planet’s employees are covered by collective bargaining agreements, and management considers relations with employees to be good.

Risk Factors

     Our History of Operating Losses. We have incurred losses since inception. For the years ended December 31, 2001 and 2000, we had net losses of approximately $1,051,000 and $1,174,000, respectively. As of December 31, 2001, we had an accumulated deficit of approximately $13.7 million. Since inception, Planet has generated minimal revenues from product sales.

     Future Capital Needs; Uncertainty of Additional Funding. Our future capital requirements will depend on many factors, including:

•	the timing of market acceptance of our products;

•	competing technological and market developments; and

•	the costs involved in filing, prosecuting and enforcing patent claims.

     We anticipate that our existing resources will be sufficient to maintain our current and planned operations through at least December, 2002. We cannot guarantee that changes in our plans or other events affecting our operating expenses will not result in the expenditure of such resources before such time.

     We intend to seek additional funding through strategic partnership arrangements or the extension of existing arrangements or through public or private equity or debt financing. We cannot guarantee that additional financing will be available on acceptable terms, or at all. Insufficient funds may require us to delay, scale back or eliminate some or all of our activities or to obtain funds through arrangements with third parties that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves.

     Continued Quotation On Over-the-Counter Bulletin Board. Planet was advised by the Nasdaq SmallCap Market that the Company was no longer in compliance with certain listing criteria, namely of having a minimum of $2 million net tangible assets, as well as also having a stock price trading below $1.00 for a period of more than thirty (30) days. The Company’s stock was delisted, effective July 19, 2001, and became active on the Over-the-Counter Bulletin Board on September 7, 2001.

     Penny Stock Regulations. With the delisting from Planet’s Common Stock from the Nasdaq SmallCap Market and subsequent listing on Over-the-Counter Bulletin Board, trading in our Common Stock is subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange

Act”). Under such rule, broker/dealers who recommend such low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the Commission, any equity security not traded on an exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions), including delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirements could severely limit the market liquidity of our Common Stock and the ability purchasers of our Common Stock to sell such shares in the secondary market.

     Uncertainty of Market Acceptance. Our success is dependent upon the commercial acceptance of our technologies by the various industries targeted by our products. There can be no certainty as to the amount of time required to achieve full-scale commercialization, and the commercialization process of any new product could take several years. We cannot guarantee that our products will receive broad market acceptance as an economically acceptable alternative. Broad market acceptance of our products will depend upon our ability to demonstrate to potential customers that our products can compete favorably with alternative solutions. Beginning in 2002, the Company is focusing on research and development for Agway’s FreshSeal commercial program and Optigen development activities and other agricultural initiatives.

     Technological Uncertainty. We develop innovative approaches to address problems and concerns. We cannot guarantee that unforeseen problems will not develop with respect to our technology or products or that we will be successful in completing the development.

     Reliance on Strategic Relationships. Our technologies are designed to serve multiple industries. An important part of our strategy is to promote acceptance of our products through technology and product alliances with certain customers. Our dependence on these customers raises certain risks with respect to the future success of our business. We have focused our product development efforts by working in close collaboration with our customers. Our success is dependent on the successful completion and commercial deployment of our products and on the future commitment of our customers to our products and technology. We cannot guarantee that our collaboration with our customers will result in products that are accepted by our customers or widely accepted in the marketplace. In addition, our reliance on collaborations with third parties may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves. For example, pursuant to our License Agreement and sale of patent rights to Agway, Agway has certain rights to our technologies and we must rely upon them to produce, market and distribute the technologies licensed or sold to them. In addition, the Agway agreement places certain limitations on us with respect to the use of our technologies in certain areas of business. We may enter into similar collaborations in the future.

     Competition. The primary source of competition for our EnviroPlastic and Aquadro products currently comes from suppliers of conventional non-degradable plastic products. The use of non-degradable products is well-established and accepted by both consumers and the industry, many of whom may be indifferent to the benefits offered by our products. Many of our competitors who provide these non-degradable products have significantly greater financial, technical and human resources than we do. Changes in political and consumer emphasis on environmental factors in waste disposal could significantly harm our competitive position relative to these established solutions with respect to certain of our products whose principal advantage is degradability. Such changes may be imminent in light of the current political climate, the unlikelihood of increased environmental regulation and the possibility of a reduction in environmental regulation. In addition, we are subject to competition from other specialty chemical companies offering alternative solutions.

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

     Dependence on Key Personnel. Our success depends to a significant extent upon the continued service of Robert J. Petcavich, our Chairman and Chief Technology Officer, and the loss of Dr. Petcavich could have a material adverse effect on our business or results of operations.

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

     Shares Eligible for Future Sale. Sales of substantial amounts of our Common Stock in the public market or the prospect of such sales by existing shareholders could materially adversely affect the market price of our Common Stock. As of December 31, 2001, we had outstanding 9,165,618 shares of Common Stock. Virtually all of our outstanding shares of Common Stock are either registered and therefore freely tradable or may be transferred pursuant to Rule 144(k) under the Securities Act, unless held by our “affiliates” as that term is defined in Rule 144 under the Securities Act. On November 13, 2000, a Registration Statement on Form SB-2 to register up to 2,000,000 shares of Common Stock issuable to Triton West Group, Inc. under a Private Equity Line of Credit Agreement that we entered into with Triton on August 15, 2000 was declared effective. Under the Equity Line of Credit, we may request Triton to purchase up to a certain number of shares of Common Stock based upon the price and average trading volume of our Common Stock. Under current levels, we are unable to exercise this line of credit. The Registration Statement also covered 5,000 shares of Common Stock and 125,000 shares issuable under a warrant previously issued to Triton in connection with Triton’s execution of the Private Equity Line of Credit Agreement. We have also filed Registration Statements on Form S-8 under the Securities Act each covering 500,000 shares of Common Stock reserved for issuance under our 2000 Stock Incentive Plan and 1995 Stock Option Plan. Upon issuance, shares registered under these two Registration Statements will be, subject to Rule 144 volume limitations applicable to our affiliates, available for sale in the open market.

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

ITEM 2. DESCRIPTION OF PROPERTY

     Our executive offices and research laboratory are located in approximately 6,080 square feet of leased office space in San Diego, California. On August 1, 1999, the Company entered into a new three-year standard industrial lease. The lease will expire on July 31, 2002 and the monthly rental payment is $5,536 until expiration. The Company believes its current facility is suitable for its present needs and will assess in early 2002 whether anticipated future facility needs indicate or require a change in facilities.

ITEM 3. LEGAL PROCEEDINGS

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company’s Common Stock traded on the Nasdaq SmallCap tier of the Nasdaq Stock Market (“Nasdaq”) under the symbol “POLY,” from the Company’s initial public offering on September 21, 1995 until July 18, 2001. The Company’s Common Stock now trades on the OTC.BB. The following table sets forth the high and low sales prices of the Company’s Common Stock for the period from January 1, 2000 through December 31, 2001 as furnished by Nasdaq and the OTC.BB. These prices reflect prices between dealers without retail markups, markdowns or commissions, and may not necessarily represent actual transactions:

	Trade Prices

	High	Low

Fiscal year ended December 31, 2000
First Quarter	5	2 17/32
Second Quarter	3 1/4	2 1/16
Third Quarter	2 5/8	1 1/2
Fourth Quarter	2 1/32	9/16
Fiscal year ended December 31, 2001
First Quarter	1.875	0.344
Second Quarter	0.688	0.350
Third Quarter	0.430	0.110
Fourth Quarter	0.190	0.040

     On March 1, 2002, the last reported sale price of the Company’s Common Stock on the Over-the-Counter Bulletin Board was $0.19. As of March 1, 2002, there were approximately 152 holders of record of the Company’s Common Stock with 9,207,884 shares outstanding. The market price of shares of Common Stock, like that of the common stock of many other emerging growth companies, has been and is likely to continue to be highly volatile.

     Under the terms of the Securities Purchase Agreement dated as of September 19, 1997, between the Company and Special Situations Private Equity Fund, L.P., holder of the Company’s Series A Preferred Shares (the “Investor”), the Investor was entitled to receive, quarterly as a dividend, payment in the form of shares of Common Stock. Accordingly, in 2000, the Company issued to the Investor dividends of 21,836 shares of Common Stock, valued at approximately $40,869 and in 2001, issued 13,754 shares of Common Stock valued at approximately $10,450. During March 2001, all remaining shares of Preferred Stock were converted into shares of Common Stock.

     The Company has never declared or paid a cash dividend. The Company has not paid and does not intend to pay any Common Stock dividends to Common Stock shareholders in the foreseeable future and intends to retain any future earnings to fund the Company’s operations. Any payment of dividends in the future will depend upon the Company’s earnings, capital requirements, financial condition and such other factors as the Board of Directors may deem relevant.

     On August 23, 2000, Planet entered into a private equity line of credit agreement with Triton West Group, an institutional investment company. Subject to the terms and conditions of that agreement, Planet will have, over a 36 month period, access to an equity-based line of credit of up to $7,000,000, proceeds to be used to provide working capital and funds for the continuation of the building/expansion and commercialization of Planet’s technologies. Under current conditions, Planet does not have access to this capital based upon current stock price and trading volume.

     On November 14, 2000, at the Company’s request and with the Company’s offer to reduce the warrant price from $1.00 to $0.75 per share, Agway agreed to exercise the warrant to acquire a total of 1,000,000 shares of the Company’s Common Stock on all other terms, and subject to conditions, set forth in the warrant and the Company received $750,000 in connection with such exercise. Additionally, on November 14, 2000, Planet agreed to sell, assign and transfer to Agway the patent rights related to controlled release technology for animal feed and fruit/produce initiatives, involving four (4) patents and/or applications, for a cash price of $250,000 and the royalty payments equal to the payments Planet would otherwise be entitled to receive pursuant to its existing license agreements dated November 12, 1998 and Sub Agreements dated March 1, 2000. Contemporaneously with the sale of the patents, Agway agreed to grant Planet, for the sum of $150,000, an irrevocable, exclusive, worldwide, royalty-free license to use and commercially exploit all rights related to the patents for all uses other than food and agricultural initiatives. The License term is for the life of the patents and any patents derived from the patents.

Recent Sales of Unregistered Securities

     In 2001, the Company paid dividends on the Preferred Stock to the Investor in the form of Common Stock. The March 15, 2001 and final dividend payments of 11,690 shares and 2,064 shares, respectively, were issued pursuant to an exemption from registration for transactions not involving a public offering.

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

     On February 6, 2001, Planet issued 8,400 shares of the Company’s Common Stock in exchange for legal services. These shares are exempt from registration.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve certain risks and uncertainties. The Company’s actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1 - Description of Business,” including the section therein entitled “Risk Factors,” this Item 6, and those discussed in any documents incorporated herein by reference.

     Since the Company was founded in 1991, with the exception of resources expended in connection with the purchase and ongoing operation of Deltco, substantially all of the Company’s resources have been devoted to the development and commercialization of its technologies and products. This has included the expenditure of funds to develop the Company’s corporate infrastructure, support the Company’s marketing efforts and establish a pilot production facility, in addition to research and development. In January 2000, Planet sold its wholly owned subsidiary, Deltco, a manufacturer and reprocessor of plastic resins located in Ashland, Wisconsin. Planet has incurred operating losses since inception and had an accumulated deficit as of December 31, 2001 of approximately $13.7 million. Pending commercial deployment of and related volume orders for the Company’s products, the Company expects to incur additional losses.

Results of Operations

     The Company’s revenues decreased approximately $104,000 to approximately $564,000 for the year ended December 31, 2001 from approximately $668,000 for the year ended December 31, 2000. This decrease was primarily attributable to lower EnviroPlastic® Z resin sales to the Toro Company. There was also lower Agway development income. These decreases were partially offset by net royalty income of $94,000 and increased metal injection molding revenue.

     Cost of revenues decreased approximately $170,000 to approximately $369,000 for the year ended December 31, 2001 from approximately $539,000 for the year ended December 31, 2000. This decrease was primarily attributable to lower raw material costs resulting from lower overall revenues from EnviroPlastic® Z resin and a significant shift in product mix from polymer resin sales to MIM feedstock sales.

     General and administrative expenses decreased $143,000 to approximately $810,000 for the year ended December 31, 2001 from approximately $953,000 for the year ended December 31, 2000. This decrease was primarily attributable to reduced use of outside services. These decreases were partially offset by increased salaries resulting from the addition of a new Chief Executive Officer in October 2000 offset by fewer administrative staff and the reallocation of the former Chief Executive Officer’s salary to research and development. During 2000, the former Chief Executive Officer’s salary was allocated equally between general and administrative expenses, marketing expenses and research and development expenses. Beginning in 2001, with the addition of the new Chief Executive Officer, his duties and salary are now entirely allocated to research and development.

     Marketing expenses increased $19,000 to approximately $278,000 for the year ended December 31, 2001 from approximately $259,000 for the year ended December 31, 2000. This increase was primarily attributable to increased salaries resulting from the addition of a new Chief Executive Officer in October 2000, the payment of a bonus and severance costs related to employee terminations partially offset by the reallocation of the former Chief Executive Officer’s salary to research and development and the reduced use of a metal injection molding consultant.

     The Company’s research and development expenses increased approximately $55,000 to approximately $353,000 for the year ended December 31, 2001 from approximately $298,000 for the year ended December 31, 2000. This increase was primarily due to a decrease in customer funded research and development, and the reallocation of the former Chief Executive Officer’s salary partially offset by savings related to employee terminations. Beginning in 2001, with the addition of the new Chief Executive Officer, the former Chief Executive Officer’s salary is now entirely allocated to research and development.

     Other income, net, decreased approximately $12,000 to approximately $196,000 for the year ended December 31, 2001 from approximately $208,000 for the year ended December 31, 2000. This decrease was primarily attributable to a one time 2001 litigation settlement in the amount of $132,920 and a one time 2000 resolution of an employment tax issue in the amount of $152,000.

     The Company’s net loss decreased approximately $123,000 to approximately $1,051,000 during the year ended December 31, 2001 from approximately $1,174,000 during the year ended December 31, 2000 as a result of the aforementioned contributing factors.

     As of December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $12,051,000 and for California state tax purposes of approximately $3,122,000. During the period from 1998 through 2000, certain ownership changes occurred. As a result, the Company’s annual utilization of net operating loss and tax credit carryforwards may be limited as defined by Sections 382 and 383 of the Internal Revenue Code. Due to the possible limitation under Sections 382 and 383 of the Internal Revenue Code and Planet’s lack of historical earnings, the Company has recorded a full valuation allowance for deferred tax assets.

     The Company’s quarterly results of operations have and continue to fluctuate materially depending on, among other things the mix of products sold, availability of inventory, costs, price discounts, market acceptance and the timing and availability of new products by the Company or its customers, customization of products, and general economic and political conditions.

Liquidity and Capital Resources

     From January 2001 to December 2001, the Company recorded reimbursable research and development costs of approximately $63,000 from Agway under the Feasibility Agreement. The Company anticipates that some of the 2002 research and development expenditures in the agrotechnology area will be reimbursed by Agway under the Feasibility Agreement.

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

     The Company used approximately $917,000 for continuing operations for the year ended December 31, 2001. Such funds were used for research and development activities, marketing efforts and administrative support.

     Net cash provided by investing activities of approximately $102,000 for the year ended December 31, 2001 primarily resulted from proceeds from the sale of the AQUAMIM assets and payments on notes receivable, offset by purchases of equipment and the cost of patents.

     Net cash provided by financing activities of approximately $18,000 for the year ended December 31, 2001 primarily resulted from net proceeds from the issuance of Common Stock, offset by the repayment of debt and capital lease obligations.

     The Company believes that its existing sources of liquidity and anticipated revenue will satisfy the Company’s projected working capital and other cash requirements through at least December 2002. There can be no assurance, however, that future revenue decreases or changes in the Company’s plans or other events affecting the Company’s operating expenses will not result in the expenditure of the Company’s resources. The Company expects that it will need to raise substantial additional funds to continue its current and planned operations. The Company is evaluating the potential sale or licensing of other patents and intellectual property, which, if successfully consummated, could result in a gain or loss to the Company. On July 18, 2001, the Company’s Common Stock was delisted from the Nasdaq Small Cap Stock Market due to non-compliance with Nasdaq’s net tangible assets and minimum bid pricing requirements. There can be no assurance that the Company’s efforts will result in additional funds or that additional financing will be available on acceptable terms, or at all.

ITEM 7. FINANCIAL STATEMENTS

     The information required by this item is included in the Appendix attached hereto and incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     The Registrant as of January 3, 2002 hired J H Cohn, (JHC) as its independent auditors for the fiscal year ending December 31, 2001.

     The Registrant on January 3, 2002 gave notice of dismissal to its former independent auditors, PricewaterhouseCoopers LLP (“PwC”). In connection with its audits for the two most recent fiscal years and through January 3, 2002, there have been no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to the satisfaction of PwC would have caused them to make reference thereto in their report on the financial statements for such years. PwC’s reports on the financial statements for the Registrant’s for the past two fiscal years did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that their report on the financial statements for the year ended December 31, 2000 included an explanatory paragraph regarding the Registrant’s ability to continue as a going concern.

     During the two most recent fiscal years and the interim period prior to January 3, 2002, Registrant has not consulted JHC on the application of accounting principles to any completed or proposed transaction.

     The decision to change auditors was made with the knowledge and approval of the Registrant’s audit committee.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS

     The existing slate of directors will continue.

Name	Age	Principal Occupation

Robert J. Petcavich, Ph.D.	47	Chairman of the Board of Directors and Chief Technical Officer
Richard C. Bernier	55	CEO & President
H. M. Busby (2)	63	Director
Peter J. O’Neill (1)(2)	55	Senior Vice President and Chief Financial Officer of Agway Inc.
Gerald R. Seeber (1)	55	Senior Vice President & Chief Administrative Officer of Agway Inc.
Ronald B. Sunderland (1)(2)	65	Business Executive and Attorney

(1)	Member of the Compensation Committee of the Board of Directors

(2)	Member of the Audit Committee of the Board of Directors

     Robert J. Petcavich is the founder of the Company and has been Chairman since August 1991. He currently is Chairman of the Board and Chief Technical Officer of the Company. Dr. Petcavich is a Director of Molecular Reflections, Inc. In 1988, Dr. Petcavich founded AlphaScribe Express Inc., an electronic medical records company, where he served as CEO until 1995. Dr. Petcavich is the inventor of twenty-one U.S. patents. Dr. Petcavich has a Ph.D. in Polymer Science, a MS degree in Solid State Science, and a BS degree in Chemistry from Pennsylvania State University, and has completed an executive management program (PMD) at the Harvard University Graduate School of Business.

     Richard C. Bernier is the CEO & President of Planet Polymer Technologies, Inc. From January 1999 until he started at Planet Polymer, Mr. Bernier was the Principal at Directional Consulting where he serviced industrial and product driven OE product companies. During the years 1991 to 1998 he was President of Techcon Systems, Inc., a California-based manufacturer of fluid dispensing products and valves and a subsidiary of O K Industries. Earlier, he was Vice President in charge of sales and marketing and then President of Plastimatic, Inc., a New Jersey-based subsidiary of the British industrial conglomerate Glynwed International. His entire career has been spent with organizations involved in engineered industrial products including polymers, plastics, rubber, resins and epoxies including General Electric and Allied Chemical. Mr. Bernier earned his BS in Plastics Technology from the University of Massachusetts, Lowell.

     H.M. “Mac” Busby has been a director of the Company since August 1997 when he was elected by the members of the Board of Directors to fill a vacancy on the Board. He is currently a director of A-Life Medical, Inc., a San Diego based company. He is also the Chairman of the Board of Sun-Gard USA, Inc. and Mac’s Ventures, Inc., both privately held companies. Mr. Busby began his career in 1966 at Wisconsin Centrifugal, Inc. which included the position of Manager of Industrial and Public Relations. Mr. Busby has also served as Vice President of Human Relations and Administration for MCA Financial, Inc. a subsidiary of MCA, Inc. Mr. Busby earned his B.S. in Business Administration from Indiana University.

     Peter J. O’Neill has been the Senior Vice President and Chief Financial Officer for Agway Inc. since October 1992. Mr. O’Neill has a degree in accounting from LeMoyne College and is a Certified Public Accountant. He was a partner in the accounting firm of Ernst & Young before joining Agway in 1989.

     Gerald (Jerry) Seeber is Senior Vice President and Chief Administrative Officer of Agway Inc., and Chairman of the Board and President of the Agway Insurance Group. Mr. Seeber has been with Agway’s Insurance Division since 1970.

     Ronald B. Sunderland is currently Senior-Vice President of Warners Domestic Cable Distribution. Previously he was Sr. Vice President Business / Legal Affairs of AsSeenIn.com and he was the Senior Vice President of Aaron Spelling Television, Inc. Mr. Sunderland received a Bachelor’s degree in Political Science from the University of California at Los Angeles and a Juris Doctor from Loyola University School of Law. He is an active member of the State Bar of California.

BOARD COMMITTEES AND MEETINGS

     During 2001, the Board of Directors held fourteen (14) meetings. The Board of Directors has an Audit Committee and a Compensation Committee. The Company does not have a Nominating Committee.

     The Audit Committee is responsible for the engagement of the Company’s independent auditors, J.H. Cohn LLP, consulting with independent auditors concerning the audit plan and reviewing the comments and recommendations resulting from the auditor’s report. The Audit Committee is composed of three (3) non-employee directors including Messrs. Peter J. O’Neill, H.M. Busby, and Ronald B. Sunderland and met three (3) times during 2001.

     The Audit Committee has reviewed and discussed the audited financial statements with management and it has discussed with the independent auditors, J.H. Cohn LLP, the matters required to be discussed by SAS 61. Furthermore, the Audit Committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1 and has discussed with the independent accountant the independent accountant’s independence and based on the review of the financial statements and discussions with management and the auditors, it recommended to the Board of Directors that the audited financial statements be included in the company’s 10-KSB for year 2001.

     The Compensation Committee is responsible for reviewing the compensation and benefits of the Company’s executive officers, making recommendations to the Board of Director’s concerning the compensation and benefits of the Company’s executive officers and administering the Company’s Stock Incentive Plans. The Compensation Committee is composed of three (3) non-employee directors including Ronald B. Sunderland, Peter J. O’Neill, and Gerald R. Seeber and met three (3) times during 2001. Mr. Dennis J. LaHood was a member of the Compensation Committee until he resigned as a director effective July 13, 2001 and Dr. Michael C. Coleman and Mr. Thomas A. Landshof were members of the Compensation Committee until they resigned as directors effective August 14, 2001.

     During 2001, each Board member attended 75% or more of the aggregate of the meetings of the Board, and of the committees on which he served, held during the period for which he was a director or committee member, respectively.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act (“Section 16(a)”) requires the Company’s directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent (10%) shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were complied with.

MANAGEMENT

     Set forth below is information regarding executive officers and key employees of the Company.

Management

     Set forth below is information regarding executive officers and key employees of the Company.

Name	Age	Position

Executive Officers *
Robert J. Petcavich, Ph.D.	47	Chairman of the Board and Chief Technical Officer
Richard C. Bernier	55	CEO & President, and Acting Chief Financial Officer

*	Biographical information about Dr. Petcavich and Mr. Bernier are set forth under Item 9 above.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Directors

     Directors may be granted options to purchase Common Stock under the Company’s 2000 Stock Incentive Plan (“2000 Incentive Plan”). During 2001, options to purchase shares of the Company’s Common Stock were granted to the Company’s directors as follows: in May 2001, the Board of Directors of the Company approved and granted non-statutory stock option grants to each non-employee director to purchase 18,000 shares of the Company’s Common Stock at an exercise price of $0.45 per share, vesting fully at the date of grant. In fiscal year 2002, each non-employee director will receive stock option grants as deemed appropriate by the Board of Directors.

     Directors are reimbursed for reasonable travel expenses incurred in connection with attendance at Board meetings, or any committee meetings, or otherwise in connection with their service as a director.

Compensation of Executive Officers

     The following table sets forth, for the fiscal years ended December 31, 2001, 2000, and 1999 certain compensation awarded or paid to, or earned by the Company’s Executive Officers.

Summary Compensation Table

						Shares		All Other
						Underlying		Compen-
Name and Principal Position	Year	Salary($)		Bonus($)		Options(#)		sation($)

Robert J. Petcavich	2001	$210,000		$15,000	(9)	—		$6,139	(1)
Chairman of the Board	2000	$210,000		$—		—		$4,598	(1)
and Chief Technical Officer	1999	$210,000		$25,000	(2)	—		$1,136	(3)

Richard C. Bernier	2001	$205,000				100,000	(10)	$37,471	(4)
Chief Executive Officer and President	2000	$42,708	(5)	$15,000	(6)	160,000	(7)	$5,232	(8)

(1)	Represents insurance premiums paid by the Company under a term life insurance policy insuring Dr. Petcavich and auto expense reimbursement.

(2)	Includes $25,000 accrued as a bonus pursuant to a five-year employment agreement effective January 1, 1999, but paid in March 2000.

(3)	Represents insurance premiums paid by the Company under a term life insurance policy insuring Dr. Petcavich.

(4)	Temporary living and moving expenses, including “tax gross-up” as allowed per employment agreement.

(5)	Represents a start date of October 16, 2000.

(6)	Includes signing bonus of 10,000 shares of Common Stock.

(7)	Represents an option granted on October 17, 2000 with an exercise price of $1.50. Options shall vest in 10,000 shares increments at the end of each quarter beginning January 1, 2001.

(8)	Represents temporary living expenses as allowed per employment agreement.

(9)	Includes $15,000 accrued as a bonus pursuant to incentive agreement effective January 1, 2000, but paid in 2001.

(10)	Represents an option granted on November 4, 2001 with an exercise price of $0.06. Options shall fully vest on April 15, 2002.

Stock Option Grants and Exercises

     The Company’s Executive Officers are eligible for grants of options under the Company’s 1995 Stock Option Plan (the “1995 Option Plan”) and the 2000 Stock Incentive Plan (the “2000 Incentive Plan”). As of February 1, 2002, there were remaining 202,561 shares available for grant under the Option Plans.

     There were stock options granted to executive officers in 2001.

     The following table sets forth information with respect to the number of securities underlying unexercised options held by the Executive Officers as of December 31, 2001 and the value of unexercised in-the-money options (i.e., options for which the current fair market value of the Common Stock underlying such options exceeds the exercise price):

Aggregated Option Exercises Last Fiscal Year and Fiscal Year End Option Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options at
	Shares		Options at Fiscal Year End		Fiscal Year End($)(1)
	Acquired on	Value
NAME	Exercise(#)	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Robert J. Petcavich	-0-	-0-	222,533	-0-	$0	$0
Richard C. Bernier	-0-	-0-	40,000	220,000	$0	$6,000	(1)

(1)	Calculated based on the estimated fair market value of the Company’s Common Stock as of December 31, 2001, less the exercise price payable upon the exercise of such options. Such estimated fair market value as of December 31, 2001 was $0.12, the last price posted at the close of trading on December 31, 2001.

Employment Agreements

     Effective as of November 1, 2001, the Company amended the employment agreements of Richard C. Bernier and Robert J. Petcavich dated October 17, 2000 and January 1, 1999, respectively. Under Bernier’s First Amendment to Executive Agreement (the “Bernier Amendment”), the employment term was amended to terminate on December 31, 2002 without an option to extend. As of January 1, 2002, compensation under the Bernier Amendment was amended to be based on commissions received from the sales of M.I.M. technology, EnviroPlastic, EnviroPlastic Z and Aquadro technologies, remaining inventories, property and equipment, and from any increase in the actual ending cash balance compared to the forecast ending cash balance of each quarter of 2002, the total of all commissions not to exceed $307,500. Under Petcavich’s First Amendment to Executive Employment Agreement (the “Petcavich Amendment”), the employment term was amended to terminate on December 31, 2002, which term will be extended for an additional one year if the ending cash balance of the Company at October 31, 2002 is at least $350,000 (excluding cash generated through borrowings, capital infusions, merger, acquisition or similar corporate reorganization, or the deferral of payments or expenses properly payable at an earlier date), or if the Company so decides. As of the date of the Petcavich Amendment, compensation was amended such that payment of Petcavich’s salary will be subject to the Company having enough cash on hand sufficient to pay Petcavich’s salary and minimum anticipated expenses for the Company to continue business through December 31 of the current calendar year; provided that his salary is not less than the amount of consulting and other revenue Petcavich generates from his activities on behalf of the Company such that adequate resources are retained by the Company to continue business through December 31 of the current calendar year. The Petcavich Amendment also provides for the Company to reissue new options to replace Petcavich’s current unexercised options to purchase common stock with reduced exercise prices based upon the ending cash balance of the Company at October 31, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of the Company’s Stock as of February 1, 2002 by: (i) each director; (ii) each of the Executive Officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent (5%) of any class of the Company’s Stock.

		Beneficial Ownership

Title		Number	Percentage of
of Class	Beneficial Owner	of Shares(1)	Class Owned (2)

Common	Agway Inc. P.O. Box 4933 Syracuse, NY 13221	3,000,000	32.58%
Common	Robert J. Petcavich, Ph.D. (3) 9985 Businesspark Avenue San Diego, CA 92131	912,432	9.68%
Common	Richard Zorn (4) 750 Lexington Avenue, 24th Floor New York, NY 10022	540,900	5.87%
Common	Richard C. Bernier (5)	60,000	*
Common	H.M. Busby (6)	298,792	3.22%
Common	Peter J. O’Neill (7)	36,000	*
Common	Ronald B. Sunderland (8)	36,000	*
Common	Gerald R. Seeber (9)	-	*
Common	All executive officers and directors as a group (10)	1,343,224	13.96%

*	Less than one percent.

(1)	This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)	Percentage ownership is based upon 9,207,884 shares outstanding on February 1, 2002, and any shares issuable pursuant to securities convertible into or exercisable for shares of Common Stock by the person or group in question on February 1, 2002 or within 60 days thereafter.

(3)	Includes 222,533 shares issuable upon exercise of options that are exercisable within 60 days of February 1, 2002.

(4)	Mr. Zorn is the beneficial owner of 218,300 shares of Common Stock and by his affiliation with Benchmark has investment discretion over accounts of its customers that hold 322,600 shares of Common Stock as of February 1, 2002.

(5)	Includes 50,000 shares of Common Stock issuable upon exercise of options that are exercisable within 60 days of February 1, 2002.

(6)	Includes 66,200 shares of Common Stock issuable upon exercise of options that are exercisable within 60 days of February 1, 2002.

(7)	Includes 36,000 shares of Common Stock issuable upon exercise of options that are exercisable within 60 days of February 1, 2002. Mr. O’Neill is the Senior Vice-President and Chief Financial Officer of Agway, Inc. Agway Inc. is the beneficial owner of 3,000,000 shares of Common Stock. As a result of his positions within Agway, Mr. O’Neill has indirect shared voting power and indirect shared investment power of Agway’s shares of Common Stock.

(8)	Includes 36,000 shares of Common Stock issuable upon exercise of options that are exercisable within 60 days of February 1, 2002.

(9)	Agway Inc. is the beneficial owner of 3,000,000 shares of Common Stock. As a result of his positions within Agway, Mr. Seeber has indirect shared voting power and indirect shared investment power of Agway’s shares of Common Stock.

(10)	Includes 410,733 shares of Common Stock issuable upon exercise of options that are exercisable within 60 days of February 1, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On November 14, 2000, Planet agreed to sell, assign and transfer patent rights (the “Patent Transaction”) to Planet’s animal feed additives, fruit and vegetable coatings, and controlled-release fertilizer (the “Patents”), for a cash price of $250,000 and continuation of royalty payments equal to the payments Planet would otherwise be entitled to receive pursuant to its existing license agreement with Agway and the sublicense agreements related thereto. Planet, in turn, agreed to pay Agway $150,000 in return for an exclusive worldwide royalty-free license to use and commercially exploit all rights related to the Patents for all uses other than food and agricultural initiatives. As a result of the concurrent execution of the warrant exercise by Agway on November 14, 2000 (Note 10) and the Patent Transaction, and the Company’s inability to establish separate fair values for the patent sale and sublicense, the net proceeds of $100,000 has been accounted for as additional proceeds from the issuance of Common Stock pursuant to the exercise of warrants in the accompanying financial statements.

     In November 1998, the Company and Agway entered into an agreement relating to the funding by Agway of a feasibility study (the “Feasibility Agreement”) of the Company’s polymer technology for use in agricultural products (other than fertilizers and certain biological products) and food products. Under the terms of the Feasibility Agreement, Planet will be reimbursed for certain qualifying research and development costs relating to such applications. During 2001, the Company recorded reimbursable research and development costs of $62,509 from Agway under the Feasibility Agreement.

     Also in November 1998, the Company granted Agway an exclusive worldwide license in connection with the Company’s technology for time-release coatings for a variety of agricultural and food products (the “License Agreement”). The License Agreement outlines the general terms and conditions for the rights granted Agway thereunder. The Company and Agway agreed to execute further sub-agreements specifying the royalties to be paid to the Company for Agway’s use of the Company’s technology with certain products. During 2001, the Company received a $100,000 royalty payment from Agway.

     Agway Inc. is a beneficial owner of more than 10% of the Company’s Common Stock since January 11, 1999.

PART IV.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	1.	Financial Statements. Financial statements are attached as the Appendix to this report. The index to the financial statements is found on page F-1 of the Appendix.

2.	Financial Statement Schedules. All schedules are omitted since the required information is not present or is not present in amounts sufficient to require a submission of the schedules, or because the information required is included in the financial statements and notes thereto.

3.	Exhibits. See Exhibit Index in part (c), below.

(b)	Reports on Form 8-K:

On January 10 2002 the Company filed a Current Report on Form 8-K to report the change in accountants to J.H. Cohn LLP from PricewaterhouseCoopers and the sale of the Metal Injection Molding assets of the Company.

(c)	Exhibit Number	Description

	3.1(1)	Restated Articles of Incorporation of the Registrant.
	3.2(1)	Restated Bylaws of the Registrant.
	3.3(6)	Amended and Restated Certificate of Determination of Preferences of Series A Convertible Preferred Stock.
	4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
	4.2(1)	Form of warrant issued to Underwriters.
	4.3(1)	Form of Class B Warrant, with related schedule of warrantholders.
	4.4(1)	Warrant issued to Reynolds Kendrick Stratton.
	4.5(1)	Form of warrant issued to advisors, with related schedule of warrantholders.
	4.6(1)	Specimen Stock Certificate.
	4.7(2)	Non-statutory Stock Options granted in September 1994 to Dr. Petcavich and Messrs. Wright and To.
	4.8(1)	Warrant issued to Am-Re Services, Inc.
	5.1(16)	Opinion of Blanchard Krasner & French, APC.
	10.1(1)	Form of Indemnity Agreement entered into between the Registrant and each of its executive officers and directors.
	10.2(1)	Registrant’s 1995 Stock Option Plan (the “1995 Option Plan”).
	10.3(1)	Form of Incentive Stock Option Grant under the 1995 Option Plan.
	10.4(1)	Form of Non-statutory Stock Option Grant under the 1995 Option Plan.
	10.5(1)	Standard Industrial Gross Lease, dated June 1, 1992, between the Registrant and The Trustees Under the Will and of the Estate of James Campbell, Deceased, as amended August 13, 1992 and May 3, 1994.
	10.6(1)	Agreement to Assign Proprietary Rights between the Registrant and Dr. Robert J. Petcavich.
	10.7(1)	Form of Confidential Information Agreement entered into between the Registrant and its employees.
	10.8(3)	Purchase and Sale Agreement dated as of January 1, 1996, by and among the Registrant, Deltco of Wisconsin, Inc., and Jack G. Martinsen.
	10.9(4)	Executive Employment Agreement dated January 1, 1996, between the Registrant and Dr. Robert J. Petcavich.
	10.10(10)	Executive Employment Agreement dated November 18, 1998 and effective January 1, 1999, between the Registrant and Dr. Robert J. Petcavich.
	10.11(5)(9)	Technology Development and License Agreement, dated January 30, 1995, between the Registrant and Cominco Fertilizers, Ltd.
	10.12(5)	Fourth Amendment to Lease, dated August 1, 1997 between the Registrant and The Trustees Under the Will and of the Estate of James Campbell.
	10.13(6)	Securities Purchase Agreement, dated September 19, 1997, between the Registrant and Special Situations Private Equity Fund, L.P.

Exhibit Number	Description

10.14(6)	Warrant to Purchase Common Stock, dated September 24, 1997, issued by the Registrant to Special Situations Private Equity Fund, L.P.
10.15(8)	Stock Purchase Agreement, dated November 12, 1998 between the Registrant and Agway Inc.
10.16(8)	Warrant to Purchase Common Stock, dated January 11, 1999, issued by the Registrant to Agway Inc.
10.17(10)	Registration Rights Agreement, dated January 11, 1999, between the Registrant and Agway Inc.
10.18(10)	Product Feasibility Agreement dated as of November 12, 1998 between the Registrant and Agway Consumer Products, Inc.
10.19(10)	License Agreement dated as of November 12, 1998 between the Registrant and Agway Consumer Products, Inc.
10.20(11)	Amendment No.1 dated as of February 25, 1999 to the Form of the Warrant dated January 11, 1999 issued by the Registrant to Agway Inc.
10.21(13)	Warrant to Purchase Common Stock, dated March 29, 1999, issued by the Registrant to LBC Capital Resources, Inc.
10.22(12)	Amended Technology Development and License Agreement, dated June 23, 1999, between the Registrant and Agrium Inc. (formerly known as Cominco Fertilizers Ltd.).
10.23(13)	Sub-Agreement to License Agreement (Animal Feed) effective as of March 1, 2000 between the Registrant and Agway Inc.
10.24(13)	Sub-Agreement to License Agreement (Fruits, Vegetables, Etc.) effective as of March 1, 2000 between the Registrant and Agway Inc.
10.25(13)	Warrant to Purchase Common Stock, dated March 9, 2000, issued by the Registrant to LBC Capital Resources, Inc.
10.26(14)	Registrants 2000 Stock Incentive Plan (the “2000 Plan).
10.27(14)	Form of Incentive Stock Option Grant under the 2000 Plan.
10.28(14)	Form of Non-statutory Stock Option Grant under the 2000 Plan.
10.29(16)	Private Equity Line of Credit Agreement dated August 15, 2000 and Exhibits.
10.30(16)	Letter dated September 11, 2000 amending the Private Equity Line of Credit Agreement.
10.31(17)	Employment Agreement with Richard C. Bernier.
10.32(17)	Warrant to purchase Common Stock, dated March 20, 2001, issued by the Registrant to LBC Capital Resources, Inc.
10.33(18)	Purchase and Sale Agreement dated as of December 21, 2001 between Planet Polymer Technologies, Inc. and Ryer Industries LLC and Consulting Agreement between Planet Polymer Technologies, Inc. and Ryer Industries LLC dated as of December 21, 2001.
10.34(18)	First Amendment to Executive Agreement for Robert J. Petcavich, dated December 17, 2001.
10.35(18)	First Amendment to Executive Agreement for Richard C. Bernier, dated December 17, 2001.
11.1(13)(15)	Statement of Computation of Common and Common Equivalent Shares.
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of Blanchard Krasner & French, APC. (included in Exhibit 5.1).
23.3	Consent of J.H. Cohn LLP.
24.1	Power of Attorney. Reference is made to page 25.

(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form SB-2, as amended (No. 33-91984 LA) and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-1042) filed on February 5, 1996 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 11, 1996, as amended by the Registrant’s Current Report on Form 8-K/A (Amendment No. 1) filed on March 15, 1996 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended December 31, 1995 and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-39845) filed on November 7, 1997, amended on December 31, 1997 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended December 31, 1997 and incorporated herein by reference.

(8)	Previously filed with the Registrant’s Definitive Proxy Statement filed on December 14, 1998 and incorporated herein by reference.

(9)	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions will be filed separately with the Securities and Exchange Commission.

(10)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended December 31, 1998 and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999 and incorporated herein by reference.

(13)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended December 31, 1999 and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-38500) filed on June 2, 2000 and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.

(16)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form SB-2 (No. 333-46474), as amended by the Registrant’s Registration Statement on Form SB-2 (Amendment No. 2) and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.

(18)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 10, 2002, and incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANET POLYMER TECHNOLOGIES, INC.

Dated March 21, 2002	By:	/s/ Richard C. Bernier

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

Signature	Title	Date

/s/ Robert J. Petcavich Robert J. Petcavich	Chairman	March 21, 2002

/s/ Richard C. Bernier Richard C. Bernier	Director and Chief Executive Officer (Principal Executive Officer) (Principal Financial and Accounting Officer)	March 21, 2002

/s/ H. M. Busby H. M. Busby	Director	March 21, 2002

/s/ Peter J. O’Neill Peter J. O’Neill	Director	March 21, 2002

/s/ Gerald R. Seeber Gerald R. Seeber	Director	March 21, 2002

/s/ Ronald B. Sunderland Ronald B. Sunderland	Director	March 21, 2002

APPENDIX

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
of Planet Polymer Technologies, Inc.

In our opinion, the accompanying statements of operations, of shareholders’ equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of Planet Polymer Technologies, Inc. for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

San Diego, California
February 15, 2001

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of Planet Polymer Technologies, Inc.

We have audited the accompanying balance sheet of PLANET POLYMER TECHNOLOGIES, INC. as of December 31, 2001, and the related statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Planet Polymer Technologies, Inc. as of December 31, 2001, and its results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has sustained net losses from its operations and, as a result, it has an accumulated deficit at December 31, 2001 of $13,744,000. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

J.H. Cohn LLP

San Diego, California
February 20, 2002

PLANET POLYMER TECHNOLOGIES, INC.

BALANCE SHEET

December 31,
2001

ASSETS
Current assets:
Cash	$291,479
Accounts receivable	125,936
Note receivable	256,370
Prepaid expenses	58,158
Assets held for sale	62,159

Total current assets	794,102
Property and equipment, net	21,684
Patents, trademarks and license agreements, net of accumulated amortization of $48,479	182,857
Other assets	6,275

Total assets	$1,004,918

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,917
Accrued payroll and vacation	69,518
Accrued sales tax	22,748
Short-term debt	31,749
Current portion of capital lease obligations	8,477

Total liabilities	173,409

Commitments and contingencies	—
Shareholders’ equity:
Preferred Stock, no par value
4,250,000 shares authorized
No shares issued or outstanding	—
Series A Convertible Preferred Stock, no par value
750,000 shares authorized
No shares issued or outstanding	—
Common Stock, no par value
20,000,000 shares authorized
9,165,618 shares issued and outstanding	14,575,783
Accumulated deficit	(13,744,274)

Total shareholders’ equity	831,509

Total liabilities and shareholders’ equity	$1,004,918

The accompanying notes are an integral part of these financial statements.

PLANET POLYMER TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	Years ended December 31,

	2001	2000

Revenues	$563,928	$668,328

Operating expenses:
Cost of revenues	369,421	539,033
General and administrative	810,711	953,385
Marketing	278,470	259,226
Research and development	352,698	298,469

Total operating expenses	1,811,300	2,050,113

Loss from operations	(1,247,372)	(1,381,785)
Other income, net	196,117	207,555

Net loss	(1,051,255)	(1,174,230)
Preferred stock dividends	(10,450)	(40,869)

Net loss applicable to common shareholders	$(1,061,705)	$(1,215,099)

Net loss per share applicable to common shareholders (basic and diluted)	$(0.12)	$(0.16)

Weighted average shares outstanding used in per share computations	9,058,712	7,641,123

The accompanying notes are an integral part of these financial statements.

PLANET POLYMER TECHNOLOGIES, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Series A Preferred Stock		Common Stock
					Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total

Balance at January 1, 2000	500,000	$804,435	6,875,976	$12,426,143	$(11,467,470)	$1,763,108
Issuance of Common Stock and exercise of warrants and stock options	—	—	1,562,686	1,234,705	—	1,234,705
Issuance of Common Stock as a dividend on Convertible Preferred Stock	—	—	21,836	40,869	(40,869)	—
Conversion of Series A Preferred Stock into Common Stock	(178,500)	(287,184)	209,996	287,184	—	—
Issuance of Warrants	—	—	—	5,000	—	5,000
Fair value of stock issued to an employee			10,000	15,000		15,000
Net loss	—	—	—	—	(1,174,230)	(1,174,230)

Balance at December 31, 2000	321,500	517,251	8,680,494	14,008,901	(12,682,569)	1,843,583
Conversion of Series A Preferred Stock into Common Stock	(321,500)	(517,251)	378,235	517,251	—	—
Issuance of Common Stock	—	—	156,735	40,801	—	40,801
Issuance of Common Stock for services	—	—	8,400	6,300	—	6,300
Issuance of Common Stock as a dividend on Convertible Preferred Stock	—	—	13,754	10,450	(10,450)	—
Common Stock received in legal settlement and retired			(72,000)	(7,920)		(7,920)
Net loss	—	—	—	—	(1,051,255)	(1,051,255)

Balance at December 31, 2001	—	$—	9,165,618	$14,575,783	$(13,744,274)	$831,509

The accompanying notes are an integral part of these financial statements.

PLANET POLYMER TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	Years ended December 31,

	2001	2000

Cash flows from operating activities:
Net loss	$(1,051,255)	$(1,174,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86,577	78,991
(Gain) loss on disposal of assets	(47,953)	1,461
Non-cash compensation expense	—	15,000
Issuance of Common Stock for Services	6,300	—
Discount on notes receivable	4,500	—
Common Stock received in settlement of lawsuit	(7,920)	—
Changes in assets and liabilities:
Accounts receivable	(68,828)	80,309
Inventories	118,745	34,690
Prepaid expenses and other assets	40,793	(4,722)
Accounts payable and accrued expenses	2,188	(84,135)
Other liabilities	—	(152,886)

Net cash used in operating activities	(916,853)	(1,205,522)

Cash flows from investing activities:
Purchases of property and equipment	(24,892)	(22,643)
Proceeds from the sale of AQUAMIM® assets	41,025	—
Proceeds from the sale of subsidiary	—	814,639
Payments on notes receivable	89,283	6,217
Cost of patents and other	(3,869)	(96,299)

Net cash provided by investing activities	101,547	701,914

Cash flows from financing activities:
Proceeds from issuance of Common Stock and exercise of warrants and stock options	40,801	1,303,457
Proceeds from issuance of warrants	—	2,500
Principal payments on borrowings and capital lease obligations	(22,583)	(7,943)
Repayments of advances from related party	—	(61,484)

Net cash provided by financing activities	18,218	1,236,530

Net increase (decreases) in cash and cash equivalents	(797,088)	732,922
Cash at beginning of year	1,088,567	355,645

Cash at end of year	$291,479	$1,088,567

Supplemental cash flow disclosure: Cash paid during the year for:
Interest	$3,882	$4,099
Non-cash investing and financing activities:
Conversion of Series A Preferred Stock into Common Stock	517,251	287,184
Note receivable accepted as part of sale of assets	256,370	—
Issuance of Common Stock dividends on Preferred Stock	10,450	40,869
Insurance purchased under a short-term financing agreement	44,134	—
Issuance of note receivable in connection with sale of subsidiary	—	100,000
Equipment purchased under capital lease obligations	—	3,813
Common Stock issued in obtaining Equity Line of Credit	—	10,313

The accompanying notes are an integral part of these financial statements.

PLANET POLYMER TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

1. The Company

     Planet Polymer Technologies, Inc. (“Planet” or the “Company”) was incorporated in August, 1991 in the State of California for the purpose of engaging in the design, development, manufacture and marketing of degradable and recycled polymer materials. The Company’s proprietary polymer materials are marketed under the trademarks EnviroPlastic® and Aquadro®. EnviroPlastic and Aquadro can be used to produce films, coatings and injection molded parts that serve as environmentally-compatible alternatives to conventional plastics. Planet has also developed polymer technologies for Agway Inc. (“Agway”) in 1999 that are being marketed under the trademarks Optigen™ 1200 and FreshSeal™. The Company sold certain assets related to its AQUAMIM® business in December 2001. The Company’s operations are comprised of one segment, the “Research and Development” business segment.

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

Revenue Recognition

     Product sales revenue is recognized when all of the following conditions are met: the product is shipped, Planet has the right to invoice the customer at a fixed price, the collection of the receivable is probable and there are no significant obligations remaining. Research and development revenues from customers other than Agway and reimbursable research and development costs from Agway are not refundable if the research is unsuccessful. The research and development revenues from customers other than Agway are recognized when services have been rendered and/or products have been shipped, at which time the customer is obligated to pay for those services and /or products. The reimbursable research and development costs from Agway are recognized when costs related to services performed and/or products shipped have been paid in full by Planet, at which time Agway is obligated to reimburse these costs. The components of revenue are as follows:

	2001	2000

Product sales revenue	$407,419	$401,272
Research and development revenues	62,509	267,056
Royalties, net	94,000	—

Revenues	$563,928	$668,328

Tangible goods sold	$293,768	$324,232
Services	75,653	214,801

Cost of revenues	$369,421	$539,033

Research and Development

     Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred.

PLANET POLYMER TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

     The carrying amounts shown for the Company’s financial instruments, including accounts receivable and accounts payable, approximate their fair values at December 31, 2001 due to the short-term nature of these financial instruments. The carrying value of the note receivable approximates its fair value as the rate of interest approximates market rates of interest for similar instruments.

Property and Equipment

     Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives. The Company’s property and equipment generally are depreciated over the following periods:

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

Long-Lived Assets

     The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset’s carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. For similar assets held for sale, an impairment loss is recognized when the carrying amount exceeds its net realizable value or fair value less cost to sell. In 2001, the Company recorded approximately $73,000 relating to the write-off of certain intangible assets when it was determined that future discounted cash flows associated with these assets were insufficient to recover their carrying value. The impaired assets principally represent the Company’s EnviroPlastic H technology.

Income Taxes

     The Company accounts for income taxes using the liability method. Current income tax expense is the amount of income taxes expected to be payable for the current year. Deferred income taxes are recognized for the tax consequences in future years for differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end (“temporary differences”) based on enacted tax laws and statutory rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

PLANET POLYMER TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Earnings (Loss) Per Share

     Earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. Dilutive potential common shares consist of the incremental common shares issuable upon conversion of convertible preferred stock (using the “if converted” method) and exercise of stock options and warrants (using the treasury stock method) for all periods.

     The Company has excluded all convertible preferred stock and outstanding stock options and warrants from the calculation of diluted loss per share for the years ended December 31, 2001 and 2000 because all such securities are anti-dilutive for these periods. Accordingly, diluted earnings per share equals basic earnings per share. The total number of potential common shares excluded from the calculation of diluted loss per share for the years ended December 31, 2001 and 2000 was 1,748,729 and 1,985,012, respectively.

401(K) Plan

     The Company provides a defined contribution 401(k) savings plan (the “401(k) Plan”) in which all full-time employees of the Company are eligible to participate. Eligible employees may contribute up to fifteen percent (15%) of their pre-tax salary to the 401(k) Plan subject to IRS limitations. Company contributions to the 401(k) Plan are at the discretion of the Board of Directors. There were no Company contributions charged to operations related to the 401(k) Plan in 2001.

Reclassification

     Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Liquidity and Capital Resources

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred losses since inception. For the years ended December 31, 2001 and 2000, the Company had net losses of approximately $1,051,000 and $1,174,000, respectively. As of December 31, 2001, the Company had an accumulated deficit of approximately $13,744,000. The Company believes that its existing sources of liquidity and anticipated revenue will satisfy the Company’s projected working capital and other cash requirements through at least the next twelve months. To meet this plan, the Company has implemented a further reduction in staff and operating expenses, a reduction or sale of non-Agway or agricultural assets, while continuing to provide technical research and development for Agway’s FreshSeal commercial program and Optigen development activities. The Company’s future capital requirements will be dependent upon many factors, including, but not limited to, costs associated with the continued research and development of the Company’s proprietary polymer materials, costs associated with the filing and enforcement of the Company’s patents, costs associated with manufacturing scale-up and market acceptance, and the timing thereof, of the Company’s products. The Company executed a Stock Purchase Agreement with Triton West, Inc. (“Triton”) in August 2000 (Note 6). There can be no assurance that the Triton or any additional financing will be available to the Company on acceptable terms, or at all. Further, there can be no assurance that the Company will be able to generate positive cash flows or profitability in the future.

PLANET POLYMER TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

4. Disposition of Assets

     On December 28, 2001, the Company sold certain assets of the Company relating to its Metal Injection Molding (“MIM”) business, including intellectual property, technology, manufacturing equipment and raw material and finished goods to Ryer Industries LLC (“Ryer”) for a gain of $135,796. In consideration of these assets, Ryer has agreed to pay to the Company cash in the amount of $328,157, plus a royalty of 6% on sales of custom feedstocks sold during the period January 1, 2002 and December 31, 2009. Through December 31, 2001, the Company had received $58,157. The present value of the remaining amounts, $256,370, discounted at 10%, are due in 2002. Additionally, Ryer has agreed to pay the Company a royalty on all tungsten carbide feedstock sales in the amount of $2.50 per net pound produced during the period July 1, 2002 and June 30, 2010, as well as to enter into a Consulting Agreement with the Company on December 28, 2001, under which Ryer is to compensate the Company for consulting services related to the business and technology sold to Ryer. The aforesaid consideration was determined by mutual agreement of the parties.

5. Note Receivable

     In August 2001, the Company received approximately $84,500 in cash for repayment of the outstanding portion of a note receivable. The note related to the Company’s sale of all its common stock shares of Deltco on January 7, 2000. The proceeds were net of a discount for early payment of approximately $4,500, which was recorded as an expense by the Company.

6. Equity Line of Credit

     On August 15, 2000, the Company entered into a Private Equity Line of Credit Agreement with Triton. Under this agreement, the Company has the right, until August 15, 2003, or earlier, to request a drawdown and require that Triton purchase up to $7,000,000 of the Company’s Common Stock. The maximum amount that Planet can require Triton to purchase at any given time is subject to a floating number based on the closing bid price and the average trading volume in a thirty-day period. Planet may not make requests less than fifteen (15) days apart unless accepted by Triton. Triton is not obligated to accept a Put on the Private Equity Line of Credit if one of the following occurs: (i) Planet is not listed on the Nasdaq National Market, the Nasdaq SmallCap Market, the American Stock Exchange or the New York Stock Exchange; (ii) the put price is greater than the market price; or (iii) the put amount is less than $100,000. Since Planet is not listed on one of the required exchanges, Triton is not obligated to accept a Put on the Private Equity Line.

     As compensation for establishing the Equity Line of Credit under the Private Equity Line of Credit Agreement, Planet issued 5,000 shares of Common Stock, a warrant to Triton (Note 12) and agreed to pay a commitment fee of $23,333 per drawdown for the first 6 drawdowns.

     On November 27, 2000, the Company sold 15,686 shares of Common Stock for $20,000 under the Equity Line of Credit. Triton agreed to a reduced commitment fee of $1,866 related to this drawdown. On June 8, 2001, the Company sold 46,440 shares of Common Stock for $15,000 under the Equity Line of Credit. Triton agreed to a reduced commitment fee of $1,400 related to this drawdown. On June 25, 2001, the Company sold 110,295 shares of Common Stock for $30,000 under the Equity Line of Credit. Triton agreed to a reduced commitment fee of $2,799 related to this drawdown.

7. Concentrations of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company invests its excess cash in United States government securities and money market funds. The Company limits the amount of credit exposure to any one entity. The Company performs ongoing credit evaluations of its customers. At December 31, 2001, the Company maintained cash balances that were $212,391 in excess of Federal Deposit Insurance Corporation coverage.

PLANET POLYMER TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

8. Composition of Certain Balance Sheet Components at December 31, 2001

Property and Equipment

Machinery and equipment	$97,719
Furniture and fixtures	4,928
Vehicles and trailers	9,308

111,955
Less: Accumulated depreciation	(90,271)

$21,684

     Depreciation expense charged to operations in 2001 and 2000 was $53,300 and $51,544, respectively.

9. Short-Term Debt

     The Company has financed a portion of its general liability and automobile insurance coverage through August 1, 2002 under a contract dated August 1, 2001. The contract requires nine equal monthly installments beginning September 1, 2001 of $817 including interest at 11.75% per annum. The balance of the contract payable at December 31, 2001 was $3,191. The Company has also financed a portion of its director and officer insurance coverage through September 21, 2002 under a contract dated September 21, 2001. The contract requires nine equal monthly installments beginning October 21, 2001 of $4,299 including interest at 10% per annum. The balance of the contract payable at December 31, 2001 was $25,058.

10. Commitments

     The Company leases its facility and certain office equipment under non-cancelable operating leases, which expire on various dates through October 9, 2004 and provide for renewal options in one-year increments. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. Rent expense charged to operations in 2001 and 2000 was $75,279 and $70,774, respectively.

     The Company also leases certain equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the balance sheet as property, plant and equipment and totaled $38,763 at December 31, 2001. Accumulated amortization of the leased equipment at December 31, 2001 was $31,561. Amortization of assets under capital leases is included in depreciation expense.

     Future minimum payments under non-cancelable leases as of December 31, 2001 are as follows.

	Capital	Operating
	Leases	Leases

2002	$9,106	$40,866
2003	—	2,113
2004	—	1,585

Total minimum lease payments	9,106	$44,564

Less: Interest portion	(629)

Present value of net minimum lease payments	$8,477

PLANET POLYMER TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

11. Income Taxes

     The differences between income tax (expense) benefit provided at the Company’s effective rate and the federal statutory rate (34%) are as follows:

	2001	2000

Federal benefit at statutory rate	$(357,427)	$(399,238)
Permanent differences	1,505	27,521
Valuation allowance	355,922	371,717

Total	$—	$—

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2001 are as follows:

2001

Net operating loss carryforwards	$4,279,360
Tax credit carryforwards	119,899
Reserves, accrued expenses and other	221,572
Intangible assets	(48,114)

4,572,717
Less: Valuation allowance	(4,572,717)

Net deferred tax asset	$—

     After considering its lack of historical earnings, among other things, the Company has determined that a full valuation allowance for Federal and California tax purposes is necessary as it is more likely than not that the Company will not be able to realize its net deferred tax assets.

     At December 31, 2001, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $12,051,000 and for California state tax purposes of approximately $3,122,000. The Company’s California loss carryforwards expire in 2002 through 2006 and Federal loss carryforwards begin to expire in 2006. The Company also has available tax credit carryforwards for Federal and California tax purposes that aggregate approximately $140,000 that begin to expire in 2007.

PLANET POLYMER TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

12. Shareholders’ Equity

Preferred Stock

     The investor of the Series A Convertible Preferred Stock (“Series A Preferred”) was entitled to receive quarterly dividends at an annual rate of 6% payable in shares of the Company’s Common Stock. Each share of Series A Preferred was convertible at the option of the holder into shares of Common Stock of the Company. During March 2001, all 321,500 shares of Preferred Stock were converted into 378,235 shares of Common Stock. Additionally, during March 2001, the Company issued dividends of 13,754 shares of Common Stock valued at approximately $10,450.

Common Stock

     In November 1998, the Company entered into a Stock Purchase Agreement with a subsidiary of Agway whereby Agway purchased 1,000,000 shares of Planet’s Common Stock for $1,000,000 and received a warrant to purchase up to 2,000,000 additional shares of Common Stock at a price of $1.00 per share. The stock purchase transaction was completed in January 1999 with the Company’s shareholders’ approval.

     On each of November 5, 1999 and March 3, 2000, Agway exercised warrants to purchase 500,000 shares of the Company’s Common Stock on the terms, and subject to the conditions, set forth in the warrant and the Company received cumulative proceeds of $1,000,000 in connection with such exercises.

     Pursuant to an agreement dated November 14, 2000, in response to an offer by Planet to reduce the warrant exercise price from $1.00 per share to $0.75 per share, Agway agreed to exercise its remaining warrant to purchase 1,000,000 shares of the Company’s Common Stock on the terms, and subject to the conditions, set forth in the warrant and the Company received proceeds of $750,000 in connection with such exercise (Note 13).

Warrants

     On September 24, 1997, the Company issued to the Investor of the Series A Preferred, for $75,000, a warrant to purchase up to 375,000 shares of the Company’s Common Stock at an exercise price of $2.75 per share. In addition, as partial consideration for services rendered in connection with the issuance of the Series A Preferred and the Warrant to the Investor, the Company issued to the finder, for $2,500, a five-year warrant to purchase up to 50,000 shares of the Company’s Common Stock at an exercise price of $4.16 per share. Upon receiving the $1,000,000 proceeds from the Common Stock issuance to Agway on January 11, 1999, the Company was required to make certain anti-dilution adjustments to the warrant issued to the finder. The number of shares issuable under the warrant and the exercise price per warrant were adjusted to 64,635 shares and an exercise price of $3.22 per warrant, respectively.

     After receiving the $1,000,000 proceeds from Agway pursuant to its purchase of Common Stock on January 11, 1999, the Company was required to (i) pay a $60,000 cash transaction fee to the finder, LBC Capital Resources, Inc. (“LBC”), and (ii) issue LBC five-year warrants to purchase 50,000 shares of Common Stock with an exercise price of $4.125 per warrant, in exchange for $2,500. These warrants were issued March 29, 1999, pursuant to an exemption from registration for transactions not involving a public offering. In connection with Agway’s stock purchase transaction in January 1999 and pursuant to the terms of the warrants issued to LBC, the Company was required to increase the number of shares of Common Stock per the warrants to 59,243 and reduce the exercise price to $3.5131 per warrant.

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

PLANET POLYMER TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

     12. Shareholders’ Equity (Continued)

     In connection with Agway’s stock purchase transaction in January 1999 and pursuant to the terms of the warrants issued to LBC, the Company may be required to make certain anti-dilution adjustments to the warrants issued to LBC.

     In connection with the Private Equity Line of Credit Agreement with Triton, Planet issued a warrant to Triton to purchase up to 125,000 shares of Common Stock at $2.5781, which was equal to 125% of the lowest closing bid price during the six trading days immediately preceding the initial closing date. Triton’s warrant expires on the close of business on February 23, 2004.

     At December 31, 2001, the following exercisable warrants to purchase the Company’s Common Stock were outstanding:

	Underlying
	Shares	Exercise Price	Expiration Date

Investor warrants	587,444	$1.000 - $2.578	2002 - 2004
Advisor warrants	48,286	$2.219 - $3.875	2003
Other warrants	223,878	$3.220 - $4.163	2002 - 2005

	859,608

     All per share rights and benefits are subject to adjustment upon the occurrence of certain events. All the numbers in the above table reflect the anti-dilution adjustments due to the private equity transaction consummated on January 11, 1999.

Options

     As of December 31, 2001, the Company has two stock option plans, a 2000 Stock Option Plan (the “2000 Option Plan”) and a 1995 Stock Option Plan (the “1995 Option Plan”).

     The 2000 Option Plan provides for 500,000 shares of Common Stock for issuance under the Plan, together with 500,000 additional shares of Common Stock for issuance to the extent that outstanding options previously granted under the 1995 Stock Option Plan expire unexercised. The Plan provides for the discretionary grant of options, stock appreciation rights (“SARs”), and stock bonuses to employees and directors of and consultants to the Company. Options granted under the Plan may be either “incentive stock options,” as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-statutory stock options.

     The 1995 Option Plan under which incentive stock options and non-statutory stock options to acquire an aggregate of 500,000 shares of Common Stock may be granted to employees, non-employee directors and consultants to the Company. Incentive stock options may be granted only to employees of the Company whereas non-statutory options may be granted to employees, directors and consultants.

     At December 31, 2001, there were 202,561 shares of the Company’s Common Stock available for future grant under the option plans.

PLANET POLYMER TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

     12. Shareholders’ Equity (Continued)

     Under both stock option plans, the terms of stock options granted are determined by the Board of Directors. Stock options may be granted for periods of up to ten years at a price per share not less than the fair market value of the Company’s Common Stock at the date of grant for incentive stock options and not less than 85% of the fair market value of the Company’s Common Stock at the date of grant for non-statutory stock options. In the case of stock options granted to employees, directors or consultants who, at the time of grant of such options, own stock possessing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair market value of the Company’s Common Stock at the date of grant. Additionally, the term of stock option grants is limited to five years if the grantee owns in excess of 10% of the voting power of all classes of stock of the Company at the time of grant. The vesting provisions of individual options may vary but in each case will provide for vesting of at least 20% per year of the total number of shares subject to the option.

     The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net loss as if the fair value method had been applied in measuring compensation expense. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value method at the grant dates for awards under this plan, the Company’s net loss and loss per share for 2001 and 2000 would have been increased to the pro forma amounts indicated below:

	2001		2000

	Net Loss	Loss per Share	Net Loss	Loss per Share

As reported	$(1,051,255)	$(0.12)	$(1,174,230)	$(0.16)
Pro forma	$(1,185,239)	$(0.13)	$(1,447,272)	$(0.19)

     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2001 and 2000: an expected life of 4 years, expected volatility of 218.10% and 98.05%, no dividend yield and a risk-free interest rate of 4.01% and 4.91%, respectively, represented by the interest rate on U.S. Treasury securities with a term of maturity equal to the option’s expected time to exercise on the dates of grant. The weighted average fair value of options granted during 2001 and 2000 was approximately $0.25 and $1.40 per option, respectively.

PLANET POLYMER TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

12. Shareholders’ Equity (Continued)

     A summary of stock option activity during 2001 and 2000 follows:

	2000 Stock Option Plan		1995 Stock Option Plan

		Weighted		Weighted
	Underlying	Avg. Exercise	Underlying	Avg. Exercise
	Shares	Price	Shares	Price

Outstanding at December 31, 1999			423,922	$3.373
Granted	334,500	$2.003	—
Exercised	—	—	(42,000)	2.430
Forfeited / expired	(13,000)	2.471	(38,200)	3.667

Outstanding at December 31, 2000	321,500	1.984	343,722	2.113
Granted	208,000	0.263	—	—
Exercised	—	—	—	—
Forfeited / expired	(20,500)	2.299	(102,283)	1.977

Outstanding at December 31, 2001	509,000	1.268	241,439	2.171

	Other Options

		Weighted
	Underlying	Avg. Exercise
	Shares	Price

Outstanding at December 31, 1999	199,819	$4.699
Granted	5,000	2.500
Exercised	—	—
Forfeited / expired	(66,137)	3.780

Outstanding at December 31, 2000	138,682	5.058
Granted	—	—
Exercised	—	—
Forfeited / expired	—	—

Outstanding at December 31, 2001	138,682	5.058

     Other Options listed above include non-statutory stock options issued to key personnel prior to the adoption of the 1995 Stock Option Plan and a grant to a former director of the Company during 2000.

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted Average
Range of Exercise	Number of	Remaining Contractual	Weighted Average	Number of	Weighted Average
Prices	Shares	Life (yearsd)	Exercise Price	Shares	Exercise Price

$0.050 to $1.000	208,000	4.86	$0.26	108,000	$0.23
$1.250 to $2.400	330,000	4.30	1.62	200,250	1.01
$2.500 to $5.000	257,121	5.06	2.88	257,121	2.88
$5.100 to $6.000	94,000	2.08	5.73	94,000	5.73

	889,121	4.42	2.10	659,371	1.87

PLANET POLYMER TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

13. Related Party Transactions

     On November 14, 2000, Planet agreed to sell, assign and transfer patent rights (the “Patent Transaction”) to Planet’s animal feed additives, fruit and vegetable coatings, and controlled-release fertilizer (the “Patents”), to Agway for a cash price of $250,000 and continuation of royalty payments equal to the payments Planet would otherwise be entitled to receive pursuant to its existing license agreement with Agway and the sublicense agreements related thereto. Planet, in turn, agreed to pay Agway $150,000 in return for an exclusive worldwide royalty-free license to use and commercially exploit all rights related to the Patents for all uses other than food and agricultural initiatives. As a result of the concurrent execution of the warrant exercise by Agway on November 14, 2000 (Note 12) and the Patent Transaction, and the Company’s inability to establish separate fair values for the patent sale and sublicense, the net proceeds of $100,000 has been accounted for as additional proceeds from the issuance of Common Stock pursuant to the exercise of warrants in the accompanying financial statements.

     In November 1998, the Company and Agway entered into an agreement relating to the funding by Agway of a feasibility study (the “Feasibility Agreement”) of the Company’s polymer technology for use in agricultural products (other than fertilizers and certain biological products) and food products. Under the terms of the Feasibility Agreement, Planet will be reimbursed for certain qualifying research and development costs relating to such applications. During 2001 and 2000, the Company recorded reimbursable research and development costs of $62,509 and $174,872, respectively, from Agway under the Feasibility Agreement.

     Also in November 1998, the Company granted Agway an exclusive worldwide license in connection with the Company’s technology for time-release coatings for a variety of agricultural and food products (the “License Agreement”). The License Agreement outlines the general terms and conditions for the rights granted Agway thereunder. The Company and Agway agreed to execute further sub-agreements specifying the royalties to be paid to the Company for Agway’s use of the Company’s technology with certain products. In March 2000, the Company and Agway entered into a Sub-Agreement with respect to animal feed products incorporating Planet’s patented/patent pending coatings and/or polymer systems. Also in March 2000, the Company and Agway entered into another Sub-Agreement with respect to Planet’s patented/patent pending coatings and/or polymer systems sold for use on fruits, vegetables, floral and nursery items. During 2001, the Company received a $100,000 royalty payment from Agway. After receiving proceeds from Agway, pursuant to its royalty payment in October 2001, the Company was required to pay a $6,000 cash transaction fee to LBC. This payment was made January 24, 2002 and shown in accounts payable at December 31, 2001.

     Agway, is a beneficial owner of more than 10% of the Company’s Common Stock since January 11, 1999.

PLANET POLYMER TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

14. Legal Proceedings

     In October 2001, the Company settled certain litigation resulting in Planet receiving a cash payment of $125,000, Planet’s insurance carrier paying $25,000 to the opposing party, the return of approximately 70,000 shares of Planet stock and the cancellation of certain unexercised stock options.