Form 10QSB
period 2002-03-31
PLANET POLYMER TECHNOLOGIES INC
filed 2002-04-30
CIK 896861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2002

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

[X] YES	[ ] NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 31, 2002

Common Stock, no par value	9,207,884

Planet Polymer Technologies, Inc.
Form 10-QSB Quarterly Report
Quarter Ended March 31, 2002

INDEX

		Page No.

PART I - Financial Information
Item 1	Condensed Balance Sheet (Unaudited)
	March 31, 2002	2
	Condensed Statements of Operations (Unaudited)
	Three Months Ended March 31, 2002 and 2001	3
	Condensed Statement of Shareholders' Equity (Unaudited)
	Three Months Ended March 31, 2002	4
	Condensed Statements of Cash Flows (Unaudited)
	Three Months Ended March 31, 2002 and 2001	5
	Notes to Condensed Unaudited Financial Statements	6
Item 2	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	7
PART II - Other Information
Item 1	Legal Proceedings	9
Item 2	Changes in Securities	9
Item 3	Defaults upon Senior Securities	9
Item 4	Submission of Matters to a Vote of Security Holders	9
Item 5	Other Information	9
Item 6	Exhibits and Reports on Form 8-K	9
SIGNATURES		10

PLANET POLYMER TECHNOLOGIES, INC.

CONDENSED BALANCE SHEET (UNAUDITED)

March 31,
2002

ASSETS
Current assets:
Cash	$173,386
Accounts receivable	46,940
Note receivable	216,878
Prepaid expenses	40,511
Assets held for sale	62,159

Total current assets	539,874
Property and equipment, net of accumulated depreciation of $94,433	17,522
Patents and trademarks, net of accumulated amortization of $52,169	179,167
Other assets	6,250

Total assets	$742,813

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,205
Accrued payroll and vacation	27,533
Other accrued expenses	2,200
Short-term debt	13,494
Capital lease obligations	5,573

Total liabilities	60,005

Shareholders’ equity:
Preferred Stock, no par value 4,250,000 shares authorized No shares issued or outstanding	—
Series A Convertible Preferred Stock, no par value 750,000 shares authorized No shares issued or outstanding	—
Common Stock, no par value 20,000,000 shares authorized 9,207,884 shares issued and outstanding	14,582,123
Accumulated deficit	(13,899,315)

Total shareholders’ equity	682,808

Total liabilities and shareholders’ equity	$742,813

The accompanying notes are an integral part of the financial statements.

PLANET POLYMER TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,

	2002	2001

Revenues	$34,531	$89,121

Operating expenses:
Cost of revenues	23,146	72,297
General and administrative	100,321	224,182
Marketing	19,211	80,460
Research and development	47,565	163,335

Total operating expenses	190,243	540,274

Loss from operations	(155,712)	(451,153)
Other income (expense), net	671	13,049

Net loss	(155,041)	(438,104)
Preferred Stock dividends	—	(10,450)

Net loss applicable to common shareholders	$(155,041)	$(448,554)

Net loss per share applicable to common shareholders (basic and diluted)	$(0.02)	$(0.05)

Weighted average shares outstanding used in per share computations	9,172,028	8,722,651

The accompanying notes are an integral part of the financial statements.

PLANET POLYMER TECHNOLOGIES, INC.

CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock
			Accumulated
	Shares	Amount	Deficit	Total

Balance at January 1, 2002	9,165,618	$14,575,783	$(13,744,274)	$831,509
Issuance of Common Stock for services	42,266	6,340	—	6,340
Net loss	—	—	(155,041)	(155,041)

Balance at March 31, 2002	9,207,884	$14,582,123	$(13,899,315)	$682,808

The accompanying notes are an integral part of the financial statements.

PLANET POLYMER TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(155,041)	$(438,104)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	7,851	21,203
Gain on disposal of assets	—	(25)
Issuance of Common Stock for services	6,340	6,300
Changes in assets and liabilities:
Accounts receivable	78,996	(23,981)
Inventories	—	16,094
Prepaid expenses and other assets	17,672	7,285
Accounts payable and accrued expenses	(92,245)	(31,096)

Net cash used by operating activities	(136,427)	(442,324)

Cash flows from investing activities:
Purchases of property and equipment	—	(12,536)
Proceeds from the sale of property and equipment	—	25
Cost of patents and other	—	(1,243)
Payments on note receivable	39,492	2,376

Net cash provided (used) by investing activities	39,492	(11,378)

Cash flows from financing activities:
Principal payments on borrowings and capital lease obligations	(21,158)	(2,355)

Net cash used by financing activities	(21,158)	(2,355)

Net increase (decrease) in cash	(118,093)	(456,057)
Cash at beginning of period	291,479	1,088,567

Cash at end of period	$173,386	$632,510

Supplemental disclosure of non-cash activity:
Issuance of Common Stock dividends on Preferred Stock	$—	$10,450
Conversion of Series A Preferred Stock into Common Stock	—	517,251

The accompanying notes are an integral part of the financial statements.

Planet Polymer Technologies, Inc.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

1. Basis of Presentation

     In management’s opinion, the accompanying unaudited financial statements of Planet Polymer Technologies, Inc. (“Planet” or the “Company”) have been prepared in accordance with the interim reporting requirements of Form 10-QSB, pursuant to the rules and regulations of the Securities and Exchange Commission. However, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     In management’s opinion, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. For additional information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2001 contained in the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.

     Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Liquidity and Capital Resources

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred losses since inception. For the three months ended March 31, 2002 and 2001, the Company had net losses of approximately $155,000 and $438,000, respectively. As of March 31, 2002, the Company had an accumulated deficit of approximately $13,899,000. The Company believes that its existing sources of liquidity and anticipated revenue will satisfy the Company’s projected working capital and other cash requirements through at least December 31, 2002. To meet this plan, the Company has reduced staff and operating expenses, reduced or sold non-Agway or agricultural assets, while continuing to provide technical research and development for Agway’s FreshSeal commercial program and Optigen development activities. The Company’s future capital requirements will be dependent upon many factors, including, but not limited to, costs associated with the continued research and development of the Company’s proprietary polymer materials, costs associated with the filing and enforcement of the Company’s patents, costs associated with manufacturing scale-up and market acceptance, and the timing thereof, of the Company’s products. There can be no assurance that the Company will be able to generate positive cash flows or profitability in the future.

PART I — FINANCIAL INFORMATION

Item 2 — Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Planet Polymer Technologies, Inc.

Except for the historical information contained herein, the discussion in this report contains forward- looking statements that involve certain risks and uncertainties. The Company’s actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.

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

     Planet has incurred operating losses since inception and had an accumulated deficit as of March 31, 2002 of approximately $13.9 million. Pending commercial deployment of and related volume orders for the Company’s products, the Company expects to incur additional losses.

RESULTS OF OPERATIONS

     On December 28, 2001, the Company sold certain assets of the Company relating to its Metal Injection Molding (“MIM”) business, including intellectual property, technology, manufacturing equipment and raw material and finished goods to Ryer Industries LLC (“Ryer”).

     The Company’s revenues decreased to approximately $35,000 for the three months ended March 31, 2002 from approximately $89,000 for the same period in 2001. This decrease was attributable to no AQUAMIM® sales, resulting from selling all AQUAMIM® assets in December 2001 and lower EnviroPlastic® Z sales partially offset by higher Agway development income and revenue from research and development technical consulting.

     Cost of revenues decreased to $23,000 for the three months ended March 31, 2002 from approximately $72,000 for the same period in 2001. This decrease was primarily due to decreased revenues.

     General and administrative expenses decreased to approximately $100,000 for the three months ended March 31, 2002 from approximately $224,000 for the same period in 2001. This decrease was primarily attributable to a reduction in staff, reduced use of outside services, and lower depreciation and amortization expense resulting from selling all AQUAMIM® assets in December 2001.

     Marketing expenses decreased to approximately $19,000 for the three months ended March 31, 2002 from approximately $80,000 for the same period in 2001. This decrease was primarily attributable to a reduction in staff and reduced use of outside services.

Item 2 — Management’s Discussion and Analysis of Financial
Condition and Results of Operations (Continued)

Planet Polymer Technologies, Inc.

RESULTS OF OPERATIONS, CONTINUED

     The Company’s research and development expenses decreased to approximately $48,000 for the three months ended March 31, 2002 from approximately $163,000 for the same period in 2001. This decrease was primarily due to a reduction in staff, severance costs related to employee terminations in 2001, greater research and development expense reimbursement from Agway and lower depreciation and amortization expense resulting from selling all AQUAMIM® assets in December 2001.

     Other income, net decreased to approximately $700 for the three months ended March 31, 2002 from approximately $13,000 for the same period in 2001. This decrease was primarily attributable to lower cash balances and lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     The Company used cash of approximately $136,000 for operations for the three months ended March 31, 2002. Such funds were used primarily for research and development activities, marketing efforts and administrative support.

     Net cash provided by investing activities of approximately $39,000 for the three months ended March 31, 2002 resulted from the receipt of payments on a note receivable associated with the sale of MIM assets to Ryer.

     Net cash used for financing activities was approximately $21,000 for the three months ended March 31, 2002. Such funds were used for payments associated with capital lease obligations.

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

     None

Item 3 — Defaults upon Senior Securities:

     None

Item 4 — Submission of Matters to a Vote of Security Holders:

     None

Item 5 — Other Information:

     None

Item 6 — Exhibits and Reports on Form 8-K:

(a)	Exhibits:

Exhibit Number	Description

None

(b)	Reports on Form 8-K:

     On January 10, 2002 the Company filed a Current Report on Form 8-K to report the change in accountants to J.H. Cohn LLP from PricewaterhouseCoopers and the sale of the Metal Injection Molding assets of the Company. On March 7, 2002, the Company filed a Current Report on Form 8-K/A (Amendment No. 1) to file pro forma financial statements. The pro forma financial statements included an unaudited balance sheet as of September 30, 2001, and unaudited statements of operations for the nine months ended September 30, 2001 and for the fiscal year ended December 31, 2000.

Planet Polymer Technologies, Inc.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2002	Planet Polymer Technologies, Inc.

/s/ RICHARD C. BERNIER
Richard C. Bernier Chief Executive Officer (On behalf of Registrant and as Registrant’s Principal Financial and Accounting Officer)