Form 10QSB
period 2002-06-30
PLANET POLYMER TECHNOLOGIES INC
filed 2002-08-13
CIK 896861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2002

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

[X] YES [ ] NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 30, 2002

Common Stock, no par value	9,207,884

PLANET POLYMER TECHNOLOGIES, INC.

CONDENSED BALANCE SHEET (UNAUDITED)

June 30,
2002

ASSETS

Current assets:
Cash	$150,233
Accounts receivable	22,519
Note receivable	158,793
Prepaid expenses and other current assets	18,891

Total current assets	350,436
Property and equipment, net of accumulated depreciation of $71,373	13,520
Patents and trademarks, net of accumulated amortization of $55,858	175,478
Other assets	6,012

Total assets	$545,446

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,566
Accrued payroll and vacation	29,195
Accrued expenses	4,592
Capital lease obligations	2,994

Total liabilities	48,347

Shareholders’ equity:
Preferred Stock, no par value 4,250,000 shares authorized No shares issued or outstanding	—
Series A Convertible Preferred Stock, no par value 750,000 shares authorized No shares issued or outstanding	—
Common Stock, no par value 20,000,000 shares authorized 9,207,884 shares issued and outstanding	14,582,123
Accumulated deficit	(14,085,024)

Total shareholders’ equity	497,099

Total liabilities and shareholders’ equity	$545,446

The accompanying notes are an integral part of the financial statements.

PLANET POLYMER TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Revenues	$43,238	$70,816	$77,769	$159,937

Operating expenses:
Cost of revenues	32,313	68,494	55,460	140,792
General and administrative	86,688	210,068	187,009	434,250
Marketing	30,342	57,961	49,552	138,421
Research and development	37,390	65,416	84,955	228,751
Loss from impairment of assets	62,159	—	62,159	—

Total operating expenses	248,892	401,939	439,135	942,214

Loss from operations	(205,654)	(331,123)	(361,366)	(782,277)
Other income, net	19,945	6,383	20,616	19,433

Net loss	(185,709)	(324,740)	(340,750)	(762,844)
Preferred Stock dividends	—	—	—	(10,450)

Net loss applicable to common shareholders	$(185,709)	$(324,740)	$(340,750)	$(773,294)

Net loss per share applicable to common shareholders (basic and diluted)	$(0.02)	$(0.04)	$(0.04)	$(0.09)

Shares used in per share computations	9,207,884	9,098,170	9,178,004	8,911,449

The accompanying notes are an integral part of the financial statements.

PLANET POLYMER TECHNOLOGIES, INC.

CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock
			Accumulated
	Shares	Amount	Deficit	TOTAL

Balance at January 1, 2002	9,165,618	$14,575,783	$(13,744,274)	$831,509
Issuance of Common Stock for services	42,266	6,340	—	6,340
Net loss	—	—	(340,750)	(340,750)

Balance at June 30, 2002	9,207,884	$14,582,123	$(14,085,024)	$497,099

The accompanying notes are an integral part of the financial statements.

PLANET POLYMER TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(340,750)	$(762,844)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	15,543	42,919
Loss from impairment of assets	62,159	—
Gain on disposal of assets	(13,500)	(25)
Issuance of Common Stock for services	6,340	6,300
Changes in operating assets and liabilities:
Accounts receivable	103,417	11,164
Inventories	—	27,461
Prepaid expenses and other assets	39,530	5,461
Accounts payable and accrued expenses	(87,831)	(68,779)

Net cash used by operating activities	(215,092)	(738,343)

Cash flows from investing activities:
Purchases of property and equipment	—	(19,947)
Proceeds from the sale of property and equipment	13,500	25
Cost of patents and other	—	(1,243)
Payments from note receivable	97,577	4,200

Net cash provided (used) by investing activities	111,077	(16,965)

Cash flows from financing activities:
Proceeds from issuance of Common Stock and exercise of warrants and stock options	—	40,801
Principal payments on capital lease obligations	(37,231)	(4,833)

Net cash provided (used) by financing activities	(37,231)	35,968

Net increase (decrease) in cash	(141,246)	(719,340)
Cash at beginning of period	291,479	1,088,567

Cash at end of period	$150,233	$369,227

Supplemental disclosure of non-cash activity:
Issuance of Common Stock dividends on Preferred Stock	$—	$10,450
Conversion of Series A Preferred Stock into Common Stock	—	517,251

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

     In management’s opinion, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. For additional information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2001 contained in the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.

     Certain reclassifications have been made to the interim financial statements of the prior year to conform to the presentation of the current interim periods. These reclassifications had no effect on previously reported results of operations or retained earnings.

2. Liquidity and Capital Resources

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business, and not on a liquidation basis. The Company has incurred losses since inception. For the six months ended June 30, 2002 and 2001, the Company had net losses of approximately $341,000 and $763,000, respectively. As of June 30, 2002, the Company had an accumulated deficit of approximately $14,085,000. These matters raise substantial doubt about the ability of the Company to continue as a going concern. The Company has reduced staff and operating expenses, reduced or sold non-Agway or agricultural assets, while continuing to provide technical research and development for Agway’s FreshSeal commercial program and Optigen development activities, as well as support of MIM asset utilization at Ryer Industries. However, management cannot provide any assurance that the Company will be successful in satisfying future working capital and other cash requirements past December 31, 2002. As a result, the Company may have to cease its operations and liquidate its assets and liabilities and prepare its financial statements on a liquidation basis. The accompanying financial statements do not include any adjustments that might result for this uncertainty. The Company’s future capital requirements will be dependent upon many factors, including, but not limited to, costs associated with the continued research and development of the Company’s proprietary polymer materials, costs associated with the filing and enforcement of the Company’s patents, costs associated with manufacturing scale-up and market acceptance, and the timing thereof, of the Company’s products.

3. Long-Lived Assets

     The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset’s carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. For similar assets held for sale, an impairment loss is recognized when the carrying amount exceeds its net realizable value or fair value less cost to sell. In June 2002, the Company recorded approximately $62,000 relating to the write-off of certain intangible assets when it was determined that net realizable value or fair value

Planet Polymer Technologies, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS — (Continued)

less cost to sell these assets were insufficient to recover their carrying value. The impaired assets principally represent the Company’s EnviroPlastic® Z technology.

4. Earnings (Loss) Per Share

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

     The Company has excluded all convertible preferred stock and outstanding stock options and warrants from the calculation of diluted loss per share for the three and six months ended June 30, 2001 and 2002 because all such securities are anti-dilutive for those periods. Accordingly, diluted earnings per share equals basic earnings per share. The total number of potential common shares excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2002 was 1,748,729 and 1,748,729, respectively.

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

     Planet has incurred operating losses since inception and had an accumulated deficit as of June 30, 2002 of approximately $14.1 million. Pending commercial deployment of and related volume orders for the Company’s products, the Company expects to incur additional losses.

RESULTS OF OPERATIONS

     On December 28, 2001, the Company sold certain assets of the Company relating to its Metal Injection Molding (“MIM”) business, including intellectual property, technology, manufacturing equipment and raw material and finished goods to Ryer Industries LLC (“Ryer”).

     The Company’s revenues decreased to approximately $43,000 for the three months ended June 30, 2002 from approximately $71,000 for the same period in 2001 and to approximately $78,000 for the six months ended June 30, 2002 from approximately $160,000 for the same period in 2001. These decreases were primarily attributable to no AQUAMIM® sales, resulting from selling all AQUAMIM® assets in December 2001 and no EnviroPlastic® Z sales partially offset by higher Agway development income, revenue from research and development technical consulting and approximately $2,000 in royalties paid by Ryer in the second quarter of 2002.

     Cost of revenues decreased to approximately $32,000 for the three months ended June 30, 2002 from approximately $68,000 for the same period in 2001 and to approximately $55,000 for the six months ended June 30, 2002 from approximately $141,000 for the same period in 2001. These decreases were primarily due to decreased revenues and a change in product mix away from AQUAMIM® and EnviroPlastic® Z.

     General and administrative expenses decreased to approximately $87,000 for the three months ended June 30, 2002 from approximately $210,000 for the same period in 2001 and to approximately $187,000 for the six months ended June 30, 2002 from approximately $434,000 for the same period in 2001. These decreases were primarily attributable to a reduction in staff, reduced use of outside services, and lower depreciation and amortization expense resulting from selling all AQUAMIM® assets in December 2001.

Item 2 — Management’s Discussion and Analysis of Financial
Condition and Results of Operations — (Continued)

Planet Polymer Technologies, Inc.

     Marketing expenses decreased to approximately $30,000 for the three months ended June 30, 2002 from approximately $58,000 for the same period in 2001 and to approximately $50,000 for the six months ended June 30, 2002 from approximately $138,000 for the same period in 2001. These decreases were primarily due to a reduction in staff and reduced promotional expenses.

     Research and development expenses decreased to approximately $37,000 for the three months ended June 30, 2002 from approximately $65,000 for the same period in 2001 and to approximately $85,000 for the six months ended June 30, 2002 from approximately $229,000 for the same period in 2001. These decreases were primarily due to a reduction in staff, severance costs related to employee terminations in 2001, greater research and development expense reimbursement from Agway and lower depreciation and amortization expense resulting from selling all AQUAMIM® assets in December 2001.

     In June 2002, the Company recorded a charge of approximately $62,000 relating to the write-off of certain EnviroPlastic Z intangible assets held for sale when it was determined that future undiscounted cash flows associated with these assets were insufficient to recover their carrying value. The assets principally represent the Company’s historical ownership interest in product rights and license agreements relating to the Company’s EnviroPlastic Z patent.

     Other income, net increased to approximately $20,000 for the three months ended June 30, 2002 from approximately $6,000 for the same period in 2001 and to approximately $21,000 for the six months ended June 30, 2002 from approximately $19,000 for the same period in 2001. These increases were primarily attributable to a gain on the sale of fixed assets and securities partially offset by lower cash balances and lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     The Company used cash of approximately $215,000 for continuing operations for the six months ended June 30, 2002. Such funds were used primarily for research and development activities, marketing efforts and administrative support.

     Net cash provided by investing activities of approximately $111,000 for the six months ended June 30, 2002 resulted from the receipt of payments on a note receivable associated with the sale of MIM assets to Ryer and the sale of other equipment to unrelated parties.

     Net cash used by financing activities was approximately $37,000 for the six months ended June 30, 2002. Such funds were used for payments associated with capital lease obligations.

     The Company does not believe that its existing sources of liquidity and anticipated revenue will satisfy the Company’s projected working capital and other cash requirements through June 30, 2003. The Company expects that it will need to raise or generate substantial additional capital to accomplish its business plan over the next year. The Company has reduced staff and operating expenses, reduced or sold non-Agway or agricultural assets, while continuing to provide technical research and development for Away’s FreshSeal commercial program and Optigen development activities, as well as support of MIM asset utilization at Ryer Industries. However, management cannot provide any assurance that the Company will be successful in satisfying future working capital and other cash requirements past

Item 2 — Management’s Discussion and Analysis of Financial
Condition and Results of Operations — (Continued)

Planet Polymer Technologies, Inc.

December 31, 2002. If it cannot, the Company may have to cease operations and liquidate its assets and liabilities and prepare its financial statements on a liquidation basis instead of a going concern basis. The Company’s future capital requirements will be dependent upon many factors, including, but not limited to, costs associated with the continued research and development of the Company’s proprietary polymer materials, costs associated with the filing and enforcement of the Company’s patents, costs associated with manufacturing scale-up and market acceptance, and the timing thereof, of the Company’s products. There can be no assurance that the Company will be able to generate positive cash flows or profitability in the future.

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

          None

Item 3 — Defaults upon Senior Securities:

          None

Item 4 — Submission of Matters to a Vote of Security Holders:

          None

Item 5 — Other Information:

          None

Item 6 — Exhibits and Reports on Form 8-K:

          (a) Exhibits:

Exhibit Number	Description

99.1	CEO and CFO certification

          (b) Reports on Form 8-K:

None

Planet Polymer Technologies, Inc.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2002	Planet Polymer Technologies, Inc.

/s/ Richard C. Bernier

Richard C. Bernier Chief Executive Officer (On behalf of Registrant and as Registrant’s Principal Financial and Accounting Officer)