Form 10QSB
period 2002-09-30
PLANET POLYMER TECHNOLOGIES INC
filed 2002-11-14
CIK 896861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2002

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

     [X] YES    [   ] NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 30, 2002

Common Stock, no par value	9,207,884

PLANET POLYMER TECHNOLOGIES, INC.
FORM 10-QSB QUARTERLY REPORT
QUARTER ENDED SEPTEMBER 30, 2002

PLANET POLYMER TECHNOLOGIES, INC.

CONDENSED BALANCE SHEET (UNAUDITED)

September 30,
2002

ASSETS
Current assets:
Cash	$51,253
Accounts receivable	41,274
Note receivable	70,039
Prepaid expenses and other current assets	8,128

Total current assets	170,694
Property and equipment, net of accumulated depreciation of $74,349	10,543
Patents and trademarks, net of accumulated amortization of $59,548	171,788
Other assets	6,604

Total assets	$359,629

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,285
Accrued payroll and vacation	16,204
Accrued expenses	20,658
Capital lease obligations	551

Total liabilities	44,698

Shareholders’ equity:
Preferred Stock, no par value 4,250,000 shares authorized No shares issued or outstanding	—
Series A Convertible Preferred Stock, no par value 750,000 shares authorized No shares issued or outstanding	—
Common Stock, no par value 20,000,000 shares authorized 9,207,884 shares issued and outstanding	14,582,123
Accumulated deficit	(14,267,192)

Total shareholders’ equity	314,931

Total liabilities and shareholders’ equity	$359,629

The accompanying notes are an integral part of the financial statements.

PLANET POLYMER TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2002	2001	2002	2001

Revenues	$63,879	$152,955	$141,648	$312,892

Operating expenses:
Cost of revenues	46,798	108,234	102,258	249,026
General and administrative	147,993	188,656	335,002	622,906
Marketing	33,461	50,702	83,014	189,123
Research and development	22,687	54,641	107,642	283,392
Loss from impairment of assets	—	—	62,159	—

Total operating expenses	250,939	402,233	690,075	1,344,447

Loss from operations	(187,060)	(249,278)	(548,427)	(1,031,555)
Other income (expense), net	4,894	(3,202)	25,509	16,230

Net loss	(182,166)	(252,480)	(522,918)	(1,015,325)
Preferred Stock dividends	—	—	—	(10,450)

Net loss applicable to common shareholders	$(182,166)	$(252,480)	$(522,918)	$(1,025,775)

Net loss per share applicable to common shareholders (basic and diluted)	$(0.02)	$(0.03)	$(0.06)	$(0.11)

Shares used in per share computations	9,207,884	9,237,618	9,182,312	9,021,367

The accompanying notes are an integral part of the financial statements.

PLANET POLYMER TECHNOLOGIES, INC.

CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock
			Accumulated
	Shares	Amount	Deficit	Total

Balance at January 1, 2002	9,165,618	$14,575,783	$(13,744,274)	$831,509
Issuance of Common Stock for services	42,266	6,340	—	6,340
Net loss	—	—	(522,918)	(522,918)

Balance at September 30, 2002	9,207,884	$14,582,123	$(14,267,192)	$314,931

The accompanying notes are an integral part of the financial statements.

PLANET POLYMER TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(522,918)	$(1,015,325)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	22,209	64,811
Bad debts	80,000	—
Loss from impairment of intangible assets	62,159	—
Gain on disposal of property and equipment	(13,500)	(25)
Issuance of Common Stock for services	6,340	6,300
Changes in operating assets and liabilities:
Accounts receivable	78,162	22,177
Inventories	—	14,419
Prepaid expenses and other assets	49,702	2,037
Accounts payable	(33,632)	83,232
Accrued expenses	(55,404)	(70,931)

Net cash used by operating activities	(326,882)	(893,305)

Cash flows from investing activities:
Purchases of property and equipment	—	(19,947)
Proceeds from sale of property and equipment	13,500	25
Cost of patents and other assets	—	(5,112)
Payments from note receivable	112,831	93,783

Net cash provided by investing activities	126,331	68,749

Cash flows from financing activities:
Proceeds from issuance of Common Stock and exercise of warrants and stock options	—	40,801
Principal payments on capital lease obligations	(39,675)	(8,950)

Net cash provided (used) by financing activities	(39,675)	31,851

Net decrease in cash	(240,226)	(792,705)
Cash at beginning of period	291,479	1,088,567

Cash at end of period	$51,253	$295,862

Supplemental disclosure of non-cash activity:
Issuance of Common Stock dividends on Preferred Stock	$—	$10,450
Issuance of Common Stock for services	6,340	6,300
Conversion of Series A Preferred Stock into Common Stock	—	517,251
Insurance purchased under a short-term financing agreement	—	44,134

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

     In management’s opinion, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. For additional information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2001 contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

     Certain reclassifications have been made to the interim financial statements of the prior year to conform to the presentation of the current interim periods. These reclassifications had no effect on previously reported results of operations or retained earnings.

2. Liquidity and Capital Resources

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business, and not on a liquidation basis. The Company has incurred losses since inception. For the nine months ended September 30, 2002 and 2001, the Company had net losses of approximately $523,000 and $1,015,000, respectively. As of September 30, 2002, the Company had an accumulated deficit of approximately $14,267,000. In August 2002, the purchaser of certain assets defaulted on certain payments and in October 2002 a major licencee filed for reorganization under the bankruptcy code (see note 6). These matters raise substantial doubt about the ability of the Company to continue as a going concern. The Company has reduced staff and operating expenses, reduced or sold non-Agway or agricultural assets, while continuing to provide technical research and development for Agway’s FreshSeal commercial program and Optigen development activities, as well as support of MIM asset utilization at Ryer Industries. However, management cannot provide any assurance that the Company will be successful in satisfying future working capital and other cash requirements past December 31, 2002. As a result, the Company may have to cease its operations and liquidate its assets and liabilities and prepare its financial statements on a liquidation basis. The accompanying financial statements do not include any adjustments that might result for this uncertainty. The Company’s future capital requirements will be dependent upon many factors, including, but not limited to, costs associated with the continued research and development of the Company’s proprietary polymer materials, costs associated with the filing and enforcement of the Company’s patents, costs associated with manufacturing scale-up and market acceptance, and the timing thereof, of the Company’s products.

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

4. Earnings (Loss) Per Share

     Earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. Dilutive potential common shares consist of the incremental common shares issuable upon conversion of convertible preferred stock (using the “if converted” method) and exercise of stock options and warrants (using the treasury stock method) for all periods.

     The Company has excluded all convertible preferred stock and outstanding stock options and warrants from the calculation of diluted loss per share for the three and nine months ended September 30, 2001 and 2002 because all such securities are anti-dilutive for those periods. Accordingly, diluted loss per share equals basic loss per share. The total number of potential common shares excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2002 was 1,208,650 and 1,208,650, respectively.

5. Income Taxes

     As the ultimate realization of the potential benefits of the Company’s net operating loss carryforwards is considered unlikely by management, the Company has offset the deferred tax assets attributable to those potential benefits through valuation allowances and, accordingly, the Company did not recognize any credits for income taxes in the accompanying condensed statements of operations to offset its pre-tax losses.

6. Subsequent Events

     On December 28, 2001, the Company sold certain assets of the Company relating to its Metal Injection Molding (“MIM”) business, including intellectual property, technology, manufacturing equipment and raw material and finished goods to Ryer Industries LLC (“Ryer”). In consideration of these assets, Ryer had agreed to pay to the Company cash in the amount of $328,157, plus a royalty of 6% on sales of custom feedstocks sold during the period January 1, 2002 and December 31, 2009. Additionally, Ryer had agreed to pay the Company a royalty on all tungsten carbide feedstock sales in the amount of $2.50 per net pound during the period July 1, 2002 and June 30, 2010. Ryer and the Company also entered into a Consulting Agreement for consulting services related to the business and technology sold to Ryer.

     Through October 31, 2002, the Company had received $178,157. In August 2002, Ryer defaulted on its required payments. The Company has continued to accrue interest on the notes; during the three months ended September 30, 2002, $3,803 of interest income was accrued but not collected. At September 30, 2002, the present value of the remaining amounts due was $143,539, discounted at 10%. Management has determined it reasonable to make a provision for loss of $73,500 against these notes. This loss provision is included in general and administrative expenses in the Condensed Statements of Operations. In October 2002, the Company and Ryer entered into a Forbearance Agreement which modified the payment schedule for the remaining obligations to the Company with payments to begin in December 2002, and continue through April 2003. Royalty payments associated with sales from these technologies were deferred and are scheduled to resume in December 2002. The Company remains in dispute with Ryer over how certain royalties are calculated and paid, but has agreed to stay

Planet Polymer Technologies, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS — (Continued)

resolution of that dispute until other deferred payments are made or Ryer defaults. If Ryer defaults, the Company will seek to enforce the Confession Judgment given by Ryer to the Company in connection with the Forbearance Agreement, which provides among other things, for turnover to the Company of the assets sold by the Company to Ryer.

     In November 1998, the Company granted Agway an exclusive worldwide license in connection with the Company’s technology for time-release coatings for a variety of agricultural and food products (the “License Agreement”). The License Agreement outlines the general terms and conditions for the rights granted Agway thereunder. The Company and Agway agreed to execute further sub-agreements specifying the royalties to be paid to the Company for Agway’s use of the Company’s technology with certain products. In March 2000, the Company and Agway entered into a Sub-Agreement with respect to Planet’s patented/patent pending coatings and/or polymer systems sold for use on fruits, vegetables, floral and nursery items. During 2001, the Company received a $100,000 minimum royalty payment from Agway in order to maintain exclusivity. On October 1, 2002, Agway, Inc., filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The Sub Agreement provided for an additional minimum royalty of $300,000 on or before October 31, 2002 to maintain exclusivity. This payment has not been received or accrued by Planet. Pursuant to the Sub Agreement, Planet notified Agway that the payment was not received. Under the terms of the Sub Agreement, Agway has sixty (60) days during which Agway may make the necessary payment and retain market exclusivity for this technology. Failure by Agway to make payment prior to the end of this period will permit Planet to issue additional non-exclusive licenses for this technology to other interested parties in the fruit, vegetable, nuts and flowers segments of the agricultural products industry. Management cannot assure that the Company will be able to obtain any new agreements that would generate comparable revenues.

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

     Planet has incurred operating losses since inception and had an accumulated deficit as of September 30, 2002 of approximately $14.3 million. Pending commercial deployment of and related volume orders for the Company’s products, the Company expects to incur additional losses.

RESULTS OF OPERATIONS

     On December 28, 2001, the Company sold certain assets of the Company relating to its Metal Injection Molding (“MIM”) business, including intellectual property, technology, manufacturing equipment and raw material and finished goods to Ryer Industries LLC (“Ryer”).

     The Company’s revenues decreased to approximately $64,000 for the three months ended September 30, 2002 from approximately $153,000 for the same period in 2001 and to approximately $142,000 for the nine months ended September 30, 2002 from approximately $313,000 for the same period in 2001. These decreases were primarily attributable to no AQUAMIM® sales, resulting from selling all AQUAMIM® assets in December 2001 and no EnviroPlastic® Z sales partially offset by higher Agway development income, revenue from research and development technical consulting and approximately $10,000 and $2,000 in royalties paid by Ryer in the third and second quarters of 2002, respectively. Ryer has defaulted on required payments and Agway has filed for reorganization under the bankruptcy code. As a result, revenues associated with these activities may decrease.

     Cost of revenues decreased to approximately $47,000 for the three months ended September 30, 2002 from approximately $108,000 for the same period in 2001 and to approximately $102,000 for the nine months ended September 30, 2002 from approximately $249,000 for the same period in 2001. These decreases were primarily due to decreased revenues and a change in product mix away from AQUAMIM® and EnviroPlastic® Z.

     General and administrative expenses decreased to approximately $148,000 for the three months ended September 30, 2002 from approximately $189,000 for the same period in 2001 and to approximately $335,000 for the nine months ended September 30, 2002 from approximately $623,000 for the same period in 2001. These decreases were primarily attributable to a reduction in staff, reduced use of outside services, and lower depreciation and amortization expense resulting from selling all AQUAMIM®

Item 2 — Management’s Discussion and Analysis of Financial
Condition and Results of Operations — (Continued)

Planet Polymer Technologies, Inc.

assets in December 2001 partially offset by bad debt allowances of $80,000 recorded as described in note 6.

     Marketing expenses decreased to approximately $33,000 for the three months ended September 30, 2002 from approximately $51,000 for the same period in 2001 and to approximately $83,000 for the nine months ended September 30, 2002 from approximately $189,000 for the same period in 2001. These decreases were primarily due to a reduction in staff and reduced promotional expenses.

     Research and development expenses decreased to approximately $23,000 for the three months ended September 30, 2002 from approximately $55,000 for the same period in 2001 and to approximately $108,000 for the nine months ended September 30, 2002 from approximately $283,000 for the same period in 2001. These decreases were primarily due to a reduction in staff, severance costs related to employee terminations in the first half of 2001, greater research and development expense reimbursement from Agway and lower depreciation and amortization expense resulting from selling all AQUAMIM® assets in December 2001.

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

     Other income (expense), net increased to approximately $5,000 for the three months ended September 30, 2002 from a net expense of approximately $3,000 for the same period in 2001 and increased to approximately $26,000 for the nine months ended September 30, 2002 from approximately $16,000 for the same period in 2001. These increases were primarily attributable to a gain on the sale of fixed assets and securities partially offset by lower cash balances and lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     The Company used cash of approximately $327,000 for continuing operations for the nine months ended September 30, 2002. Such funds were used primarily for research and development activities, marketing efforts and administrative support.

     Net cash provided by investing activities of approximately $126,000 for the nine months ended September 30, 2002 resulted from the receipt of payments on a note receivable associated with the sale of MIM assets to Ryer and the sale of other equipment to unrelated parties.

     Net cash used by financing activities was approximately $40,000 for the nine months ended September 30, 2002. Such funds were used for payments associated with capital lease obligations.

     The Company does not believe that its existing sources of liquidity and anticipated revenue will satisfy the Company’s projected working capital and other cash requirements through June 30, 2003. The Company expects that it will need to raise or generate substantial additional capital to accomplish its business plan over the next year. The Company has reduced staff and operating expenses, reduced or sold non-Agway or agricultural assets, while continuing to provide technical research and development for Agway’s FreshSeal commercial program and Optigen development activities, as well as support of MIM asset utilization at Ryer Industries. Agway has filed for reorganization and Ryer has defaulted on certain

Item 2 — Management’s Discussion and Analysis of Financial
Condition and Results of Operations — (Continued)

Planet Polymer Technologies, Inc.

payments. Accordingly, management cannot provide any assurance that the Company will be successful in satisfying future working capital and other cash requirements past December 31, 2002. If it cannot, the Company may have to cease operations and liquidate its assets and liabilities and prepare its financial statements on a liquidation basis instead of a going concern basis. The Company’s future capital requirements will be dependent upon many factors, including, but not limited to, costs associated with the continued research and development of the Company’s proprietary polymer materials, costs associated with the filing and enforcement of the Company’s patents, costs associated with manufacturing scale-up and market acceptance, and the timing thereof, of the Company’s products. There can be no assurance that the Company will be able to generate positive cash flows or profitability in the future.

     On December 28, 2001, the Company sold certain assets of the Company relating to its Metal Injection Molding (“MIM”) business, including intellectual property, technology, manufacturing equipment and raw material and finished goods to Ryer Industries LLC (“Ryer”). In consideration of these assets, Ryer had agreed to pay to the Company cash in the amount of $328,157, plus a royalty of 6% on sales of custom feedstocks sold during the period January 1, 2002 and December 31, 2009. Additionally, Ryer had agreed to pay the Company a royalty on all tungsten carbide feedstock sales in the amount of $2.50 per net pound during the period July 1, 2002 and June 30, 2010. Ryer and the Company also entered into a Consulting Agreement for consulting services related to the business and technology sold to Ryer.

     Through October 31, 2002, the Company had received $178,157. In August 2002, Ryer defaulted on its required payments. The Company has continued to accrue interest on the notes; during the three months ended September 30, 2002, $3,803 of interest income was accrued but not collected. At September 30, 2002, the present value of the remaining amounts due was $143,539, discounted at 10%. Management has determined it reasonable to make a provision for loss of $73,500 against these notes. This loss provision is included in general and administrative expenses in the Condensed Statements of Operations. In October 2002, the Company and Ryer entered into a Forbearance Agreement which modified the payment schedule for the remaining obligations to the Company with payments to begin in December 2002, and continue through April 2003. Royalty payments associated with sales from these technologies were deferred and are scheduled to resume in December 2002. The Company remains in dispute with Ryer over how certain royalties are calculated and paid, but has agreed to stay resolution of that dispute until other deferred payments are made or Ryer defaults. If Ryer defaults, the Company will seek to enforce the Confession Judgment given by Ryer to the Company in connection with the Forbearance Agreement, which provides among other things, for turnover to the Company of the assets sold by the Company to Ryer.

     In November 1998, the Company granted Agway an exclusive worldwide license in connection with the Company’s technology for time-release coatings for a variety of agricultural and food products (the “License Agreement”). The License Agreement outlines the general terms and conditions for the rights granted Agway thereunder. The Company and Agway agreed to execute further sub-agreements specifying the royalties to be paid to the Company for Agway’s use of the Company’s technology with certain products. In March 2000, the Company and Agway entered into a Sub-Agreement with respect to Planet’s patented/patent pending coatings and/or polymer systems sold for use on fruits, vegetables, floral and nursery items. During 2001, the Company received a $100,000 minimum royalty payment from Agway in order to maintain exclusivity. On October 1, 2002, Agway, Inc., filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The Sub Agreement provided for an additional minimum royalty of $300,000 on or before October 31, 2002 to maintain exclusivity. This payment has not been received or accrued by Planet. Pursuant to the Sub Agreement, Planet notified

Item 2 — Management’s Discussion and Analysis of Financial
Condition and Results of Operations — (Continued)

Planet Polymer Technologies, Inc.

Agway that the payment was not received. Under the terms of the Sub Agreement, Agway has sixty (60) days during which Agway may make the necessary payment and retain market exclusivity for this technology. Failure by Agway to make payment prior to the end of this period will permit Planet to issue additional non-exclusive licenses for this technology to other interested parties in the fruit, vegetable, nuts and flowers segments of the agricultural products industry. Management cannot assure that the Company will be able to obtain any new agreements that would generate comparable revenues.

     On July 18, 2001, the Company’s Common Stock was delisted from the Nasdaq Small Cap Stock Market due to non-compliance with Nasdaq’s net tangible assets and minimum bid pricing requirements. There can be no assurance that the Company’s efforts will result in additional funds or that additional financing will be available on acceptable terms, or at all.

Item 3 — Controls and Procedures

Planet Polymer Technologies, Inc.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Within 90 days prior to the filing of this Quarterly Report on Form 10-QSB, we carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in our periodic SEC filings.

CHANGES IN INTERNAL CONTROLS

     There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

PART II — OTHER INFORMATION

Planet Polymer Technologies, Inc.

Item 1 — Legal Proceedings

     None

Item 2 — Changes in Securities

     None

Item 3 — Defaults upon Senior Securities

     None

Item 4 — Submission of Matters to a Vote of Security Holders

     None

Item 5 — Other Information

     Peter J. O’Neill resigned from the Board of Directors of Planet Polymer Technologies, Inc. effective October 1, 2002.

Item 6 — Exhibits and Reports on Form 8-K

     (a)  Exhibits:

Exhibit Number	Description

10.36	Forbearance and Stipulated Confession of Judgment Agreement between Planet Polymer Technologies, Inc. and Ryer Industries LLC
99.1	CEO and CFO certification

(b)	Reports on Form 8-K:

None

Planet Polymer Technologies, Inc.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2002	Planet Polymer Technologies, Inc.

/s/ Richard C. Bernier Richard C. Bernier Chief Executive Officer (On behalf of Registrant and as Registrant’s Principal Financial and Accounting Officer)

SECTION 302 CERTIFICATION

     I, Richard C. Bernier, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Planet Polymer Technologies, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Richard C. Bernier

Richard C. Bernier, Chief Executive Officer

/s/ Richard C. Bernier

Richard C. Bernier, Chief Financial Officer

November 14, 2002