Form 10KSB
period 2002-12-31
PLANET POLYMER TECHNOLOGIES INC
filed 2003-03-31
CIK 896861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
Commission File No. 0-26804

PLANET POLYMER TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

CALIFORNIA	33-0502606
(State or other jurisdiction of	(IRS Employer identification No.)
incorporation of organization)

9985 Businesspark Avenue, Suite C, San Diego, CA	92131
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (858) 549-5130

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, No Par Value

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

     Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

     The issuer’s revenues for the year ended December 31, 2002 were $162,073.

     The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 19, 2003 was $368,315, based on the average of the 4:00 p.m. closing bid and ask prices of $0.04 as reported on the Over-the-Counter Bulletin Board.

     As of March 19, 2003, 9,207,884 shares of the Company’s Common Stock were outstanding and no shares of the Company’s Series A Preferred Stock were outstanding.

     Transitional Small Business Disclosure Format (check one) ☐  yes ☒  no

PLANET POLYMER TECHNOLOGIES, INC.

FORM-10KSB
Year Ended December 31, 2002

     The letter to Shareholders and this Annual Report on Form 10-KSB contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends that such statements shall be protected by the safe harbors provided for in such sections. Such statements are subject to risks and uncertainties that could cause the Company’s actual results to vary materially from those projected in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this section as well as those sections entitled “Risk Factors,” and in “Item 6 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

Planet Polymer Technologies, Inc.

     Planet Polymer Technologies, Inc. is an advanced materials company that developed and licensed unique hydro-soluble polymer and biodegradable materials. With the sale and disposition of the Company’s AQUAMIM® Metal Injection Molding technology and manufacturing assets in December, 2001 to Ryer Industries, LLC and the sale and licensing of the Company’s EnviroPlastic CRT controlled-released technologies for agricultural feed and produce products to Agway Inc., the resulting restructuring of assets and activities has narrowed the Company’s focus to assisting Agway in the commercialization of those specific polymer technologies Planet developed for Agway, through the Company’s provision of consulting services. Agway is marketing the agricultural feed and fruit and vegetable products under the trademarks Optigen™ 1200 and FreshSeal™, respectively. Prior to its default under a Forbearance Agreement, Ryer Industries was commercializing the AQUAMIM technologies, which were previously sold to Ryer under an asset purchase agreement on December 28, 2001 but which Planet expects to recover due to Ryer’s aforementioned default. Once the AQUAMIM® assets are recovered Planet intends to seek a new buyer for the assets.

     Planet’s other patented development technologies are listed below:

•	EnviroPlastic CRT controlled-release technology - Polymer coating technologies for use other than agriculture and produce products

•	EnviroPlastic Z - Biodegradable and compostable polymers

•	Aquadro - Hydrodegradable (water dispersible) polyvinyl alcohol resin

•	AQUAMIM® Metal Injection Molding - Moldable metal filled polymers

     To date Planet has been unsuccessful in identifying commercial partnerships for developing and marketing any of these technologies beyond evaluation in a variety of commercial applications.

     Planet’s research and development facility is located in San Diego, California. Planet is currently not developing any new products but solely providing consulting to Agway and Ryer Industries.

     Planet was incorporated under the laws of California in August 1991. Planet’s principal executive offices are located at 9985 Businesspark Avenue, Suite C, San Diego, CA 92131, and its telephone number is (858) 549-5130.

Products and Technologies

     Planet is using its polymer chemistry expertise to provide water soluble and degradable technology-based solutions to the current and emerging needs of the agricultural market through its licensing arrangement with Agway noted above and a license agreement with Agrium Inc. for possible use in fertilizer applications.

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

     This coating technology is also utilized to control the release and transfer rates of nitrogen and oxygen, to assist in controlling the ripening of fruits and vegetables. Planet entered into a licensing agreement with Agway in 1999 to develop commercial coatings for use on fruits, vegetables, floral and nursery applications that has resulted in the launch, in October 2000, of FreshSeal® coating for use on fruits and vegetables. Agway is in the early stages of the extended multi-year commercial rollout of this product family. Agway’s product reception and success to date in the marketplace has been encouraging and resulted in a very modest royalty-generating license in 2001.

     The Company has also been highly engaged in development work with Agway since 1999 on the use of its controlled-release technology for animal feed. It is being evaluated as a specialty coating for urea to allow for more efficient, controlled release of nitrogen for dairy cows. The product named Optigen ®1200 by Agway’s Country Products Group, is in field testing while it petitions the FDA for product approval as a feed additive.

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

     Aquadro® Water Soluble Plastics. The Company’s patented Aquadro materials are a polyvinyl alcohol based compound family developed by Planet to provide cost effective product solutions for the medical disposable, industrial manufacturing and specialty packaging films markets. Aquadro can be manufactured into blown film, extrusion cast film, and injection molded products. Aquadro resins are highly versatile and can be engineered for flexible or rigid applications. Aquadro can also be designed to dissolve in hot or cold water environments. The development of Aquadro is an advancement of Planet’s patented EnviroPlastic H technology. No applications have been commercialized to date.

      AQUAMIM® Metal Injection Molding. AQUAMIM® is designed for the production of precision metal components utilizing a water debinding process, which eliminates the need for hazardous solvents or acids. AQUAMIM® feedstock is a mixture of metal powders and the Company’s proprietary water soluble polymer binder. Various industrial and consumer products can be manufactured by the AQUAMIM® technology. The Company currently offers stainless steel compounds, 316L, 17-4PH, and 420; iron-nickel; tool steels M2, and M4; and heavy metal alloys, tungsten copper and tungsten carbide cobalt. The patents for AQUAMIM® are No. 5,977,230 and No. 6,008,281. Although the AQUAMIM® technologies were sold to Ryer Industries in 2001, Planet expects to recover these assets as a result of Ryer’s default under a Forbearance Agreement.

Markets and Applications

     Through its sale and licensing agreements with Agway, Planet is now focused on specific market opportunities where Agway believes that Planet’s polymer chemistry expertise may address current or emerging market requirements. However, there can be no assurance that Agway will be able to commercialize the Company’s products or technologies to capture market share and generate profits so as to produce royalties and monies for Planet.

     Agricultural Feed & Fruit/Vegetable Initiatives. On March 25, 2003, the U.S. Bankruptcy Court gave its approval to Agway to enter into the two Sale and Licensing Agreements with the Company with respect to the Company’s agricultural feed and fruit/produce technologies. Under the agricultural feed agreement, Agway’s Country Products Group will continue to market and develop the Company’s controlled-release technology for animal feed under the tradename Optigen 1200. The technology is currently being utilized in a product under field testing by Agway as a concentrated source of controlled release nitrogen for dairy cows while it petitions the FDA for product approval. The global feed additive market for this product is in excess of 10 billion dollars annually. Under the fruit/produce agreement, Agway will continue to commercialize and launch a coating package, trademarked FreshSeal, for use in controlling the ripening of tropical fruits and vegetables and conduct various trials and test markets around the world. This product will allow Agway to compete for a niche portion of the global 75 billion dollar fresh vegetable and fruit market. The Company believes that Agway will continue to expand the market area and opportunity for both of these technologies.

     Metal Injection Molded (MIM) Feedstocks. The Company’s AQUAMIM® technology had been offered to the metals design and molded products communities by Ryer Industries, LLC, with whom the Company had a royalty agreement for technology sold to Ryer in 2001. It offered both product enhancements and environmental benefits to alternative MIM formulations and traditional machining techniques of manufacturing metal products. Primary markets pursued included metal forming, die cutting tools, medical devices and recreational sports equipment.

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

     Agway Strategic Alliance. In November 1998, Planet entered into a strategic investment agreement with Agway Inc. to assist in the funding of Planet Polymer Technologies, Inc. Through stock purchases and warrant exercises, Agway’s actions have resulted in the acquisition of more than 10% of the Company’s Common Stock.

     Contemporaneously, Planet and Agway entered into an agreement relating to the funding by Agway of a feasibility study of Planet’s polymer technology for use in agricultural products, other than fertilizers and other biological products, and food products. Under the terms of the feasibility study agreement, Planet was reimbursed for qualifying research and development costs related to staffing, materials, equipment, equipment time, outside testing and travel from Agway.

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

     In a letter agreement dated November 14, 2000 Planet agreed to sell, assign and transfer to Agway the patent rights related to controlled release technology for animal feed and fruit/produce initiatives, involving four (4) patents and/or applications, for cash and the royalty payments equal to the payments Planet would otherwise be entitled to receive pursuant to its existing license agreements dated November 12, 1998 and Sub-Agreements dated March 1, 2000. Concurrently, Agway agreed to grant Planet an irrevocable, exclusive, worldwide, royalty-free license to use and commercially exploit all rights related to the patents for all uses other than food and agricultural initiatives. The License term was to be for the life of the patents and any patents derived from the patents.

     On October 1, 2002, Agway, Inc. filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The Sub Agreement covering the FreshSeal technology and license provided for a minimum royalty of $300,000 on or before October 31, 2002 to maintain exclusivity. This payment was not received or accrued by Planet. Pursuant to the Sub-Agreement, Planet notified Agway that the payment was not received. Under the terms of the Sub-Agreement, Agway had sixty (60) days during which Agway could make the necessary payment and retain market exclusivity for this technology. Agway did not make payment of the minimum royalty as of December 31, 2002. As a result of this failure by Agway to make payment, Planet had the right to issue additional non-exclusive licenses for this technology to other interested parties in the fruit, vegetable, nuts and flowers segments of the agricultural products industry.

     To consummate the sale and assignment contemplated by the letter agreement dated November 14, 2000, the Company and Agway agreed on the form of two separate Sale and Licensing Agreements with respect to the agricultural feed technologies and the fruit/produce technologies. On March 25, 2003 the U.S. Bankruptcy Court gave its approval to Agway to enter into the two separate Sale and Licensing Agreements with the Company. Under the Sale and Licensing Agreements, the Company confirmed (i) the assignment of its agricultural feed related patent rights and fruit/produce related patent rights and (ii) the license of its technology related to the agricultural feed products and fruit/produce products, to Agway. In return, the Company will receive an up-front payment of $30,000 for its execution of the agricultural feed agreement and a payment of $100,000 for its execution of the fruit/produce agreement, and will also receive a sales royalty based on net revenues generated from product sales. Agway will also grant the Company exclusive, irrevocable, worldwide, royalty-free limited licenses to use the assigned patents rights for uses other than food and agricultural initiatives. In connection with the agricultural feed agreement, Agway also agreed to assign and transfer to the Company all of Agway’s shares of Planet capital stock. Additionally, under the fruit/produce agreement, Agway may enter into an agreement to sell all or substantially all of the assets of its FreshSeal business, which would include the fruit/produce patent rights assigned by the Company, within 12 months of the date of that agreement. Upon such sale, Agway must pay the Company, among other things, a percentage of the net sales proceeds, up to $200,000. Management cannot assure that the Company will receive significant, if any, royalties and monies under these Sale and Licensing Agreements.

     Ryer Industries LLC Strategic Alliance. On December 28, 2001, the Company sold certain assets of the Company relating to its Metal Injection Molding (“MIM”) business, including intellectual property, technology, manufacturing equipment and raw material and finished goods to Ryer Industries LLC (“Ryer”). In consideration of these assets, Ryer agreed to pay to the Company cash in the amount of $328,157, plus a royalty of 6% on sales of custom feedstocks sold during the period January 1, 2002 and December 31, 2009. Additionally, Ryer had agreed to pay the Company a royalty on all tungsten carbide feedstock sales in the amount of $2.50 per net pound during the period July 1, 2002 and June 30, 2010. Ryer and the Company also entered into a Consulting Agreement for consulting services related to the business and technology sold to Ryer.

     In August 2002, Ryer defaulted on its required payments. In October 2002, the Company and Ryer entered into a Forbearance Agreement which modified the payment schedule for the remaining obligations to the Company with payments beginning in December 2002 and continuing through April 2003. Royalty payments associated with sales from these technologies were deferred and were scheduled to resume in December 2002. The Company remains in dispute with Ryer over how certain royalties are calculated and paid, but has agreed to stay resolution of that dispute until other deferred payments are made or Ryer defaults. The Forbearance Agreement provided that if Ryer defaulted, the Company would be allowed to enforce the Confession Judgment given by Ryer to the Company in connection with the Forbearance Agreement, which provided among other things, for turnover to the Company of the assets sold by the Company to Ryer. In January 2003, Ryer again requested a refinancing of the monies due Planet under the Forbearance Agreement. Planet accommodated Ryer in this request by amending the Forbearance Agreement and structuring a payment schedule beginning in February 2003 and continuing through July 2003. After making the required payment in February 2003, Ryer failed to make requisite payment for March 2003. Pursuant to the Forbearance Agreement, Planet expects to recover all of the assets previously sold to Ryer under the December 28, 2001 agreement.

     Planet will continue to investigate and entertain developing other strategic relationships that may help it promote its products or that might extend the range of product solutions provided by Planet’s technologies. There can be no assurance that any such agreements will result in any development and license agreements or commercial relationships. There can be no assurance that Planet will be able to negotiate acceptable customer relationships in the future, or that its existing joint development and licensing agreements will be successful. There can also be no assurance that Planet and its potential strategic partners will be able to develop any products or that the new products, if developed, and their pricing will be acceptable to customers.

Sales and Marketing

     Planet now relies mainly on the strategic marketing alliances it has with Agway to market Planet’s products and technologies with respect to the Company’s EnviroPlastic CRT controlled-released technologies for agricultural feed and produce. With respect to the AQUAMIM technologies it expects to recover following Ryer’s default, Planet intends to sell such assets to another buyer to commercially exploit that technology.

Competition

     The amounts of royalties and monies Planet receives from its strategic partners may depend on the competition faced by those strategic partners. In the manufacture and marketing of controlled-release fertilizer, there is indirect competition in Pursell Inc. and The Scotts Company in the United States and Haifa Chemical Company in Israel. Planet believes that its EnviroPlastic controlled-release technology marketed by its strategic partners is a lower cost alternative that can be targeted towards the broader agricultural market rather than the turf nursery and ornamental market segment being served today.

     There can be no assurance that the potentially competitive technologies will not obtain a significant market share prior to the commercialization of Planet’s products by Planet’s strategic partners. The development of a competing or superior technology or the commercialization of such technology by any one of the potential competitors of Planet’s strategic partners could have a material adverse effect on the amount of royalties or monies, if any, Planet receives.

Manufacturing and Suppliers

     Planet no longer has an in-house manufacturing capability. Any and all potential future work will require the use of third party vendors and contract manufacturers to produce materials when required.

Research and Development

     Research and development expenditures for the years ended December 31, 2002 and 2001 were approximately $118,000 and $353,000, respectively. The majority of these 2002 research and development expenditures were conducted in the agricultural feed and fruit/vegetable coatings area and were reimbursed by Agway under its Feasibility Agreement. For the years ended December 31, 2002 and 2001, Planet recorded revenues from reimbursed research and development costs of approximately $103,000 and $63,000, respectively, from Agway.

     This major reduction in R&D expense reflects the decision of the Company to curtail all further development and commercialization activity on Planet’s engineered environmentally compatible polymer materials unless strategic partners are identified and secured to bear the cost of these activities.

     As of December 31, 2002, Planet had fully completed all employment contract commitments with its technical personnel and had announced that it will conduct all future product development programs, which might include polymer synthesis, polymer blending, process development, pilot and full scale manufacturing and testing, strictly on an as-needed consulting basis. Planet has been advised by Agway that there may be some limited 2003 research and development requirements in the agricultural feed and fruit/vegetable coatings area. These expenditures will be reimbursed by Agway under its Feasibility Agreement.

Intellectual Property and Proprietary Technologies

     Planet believes that the Company has created an attractive portfolio of unique, patented and potentially patentable intellectual property in the area of environmentally sensitive polymers and advanced materials. Planet maintains either ownership, licensing or strategic alliance relationships with various partnering companies to commercialize and protect these valued intellectual assets. Planet will continue to maintain patent and trademark protection for such inventions, improvements and enhancements as appropriate.

     In a letter agreement dated November 14, 2000 Planet agreed to sell, assign and transfer to Agway the patent rights related to controlled release technology for animal feed and fruit/produce initiatives, involving four (4) patents and/or applications, for cash and the royalty payments equal to the payments Planet would otherwise be entitled to receive pursuant to its existing license agreements dated November 12, 1998 and Sub-Agreements dated March 1, 2000. Contemporaneously with the sale of the patents, Agway agreed to grant Planet an irrevocable, exclusive, worldwide, royalty-free license to use and commercially exploit all rights related to the patents for all uses other than food and agricultural initiatives. The License term was to be for the life of the patents and any patents derived from the patents.

     On December 28, 2001, Planet sold to Ryer Industries, LLC (“Ryer”) all its right, title and interest in all issued patents, patent applications, trademarks, existing intellectual property (including trade secrets), knowledge, know-how and ongoing intellectual property being developed relating to its AQUAMIM Metal Injection Molding (“MIM”) technology and the manufacture and composition thereof. Additionally, Planet sold to Ryer all manufacturing, pilot plant and production equipment related to the manufacture of AQUAMIM feedstocks, as well as all raw materials and finished goods on hand at Planet at the time of the sales of these assets. In consideration of this sale, Planet received from Ryer certain cash and short term notes with varying payments due during 2002, an eight-year royalty agreement for all sales of AQUAMIM feedstocks and certain tungsten carbide cobalt feedstock formulations and a one-year consulting agreement to provide technical support to Ryer. Since the sale, Ryer has defaulted on its required payments causing the parties to enter into a Forbearance Agreement in October 2002 to modify the payment schedule for the remaining obligations to the Company. At the request of Ryer in January 2003, Planet and Ryer modified the payment schedule again by amending the Forbearance Agreement. As a result of Ryer’s default in March 2003, the Company will pursue all legal avenues to recover the assets previously sold to Ryer, includingthe enforcement of the Confession Judgment given by Ryer to the Company in connection with the Forbearance Agreement, which provides among other things, for turnover to the Company of the assets sold .

     To consummate the sale and assignment contemplated by the letter agreement dated November 14, 2000, the Company and Agway agreed on the form of two separate Sale and Licensing Agreements with respect to the agricultural feed technologies and the fruit/produce technologies. On March 25, 2003 the U.S. Bankruptcy Court gave its approval to Agway to enter into the two Sale and Licensing Agreements with the Company. In exchange for cash payments of up-front royalty, the right to receive future sales royalty and other valuable consideration, the Company confirmed (i) the assignment of its agricultural feed related patent rights and fruit/produce related patent rights and (ii) the license of its technology related to the agricultural feed products and fruit/produce products, to Agway. Agway also will grant the Company exclusive, irrevocable, worldwide, royalty-free limited licenses to use the assigned patents rights for uses other than food and agricultural initiatives. Additionally, under the fruit/produce agreement, Agway may enter into an agreement to sell all or substantially all of the assets of its technologies business, which would include the fruit/produce patent rights assigned by the Company, within 12 months of the date of that agreement. Upon such sale, Agway must pay the Company, among other things, a percentage of the net sales proceeds, up to $200,000. If Agway fails to enter into such agreement to sell, the Company will have the exclusive license to the patent rights previously assigned to Agway under the fruit/produce agreement. Under both Sale and Licensing Agreements, Agway is obligated to assign the subject patent rights back to Planet in the event that Agway decides to intentionally abandon or fails to reasonably maintain or defend any of the patent applications and/or patents covering any of such patent rights.

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

Government Regulation

     Some end products into which Planet’s products are incorporated may be subject to significant regulation and approval by federal, state and local entities such as the Food and Drug Administration and the Environmental Protection Agency. Similar regulatory agencies exist worldwide. Planet may be required to provide its strategic partners with technical information on its products to be used by their customers in the regulatory process. Planet’s strategic partners and their customers will have primary responsibility for obtaining any required governmental approvals. The approval process could be costly and lengthy and potential sales of Planet’s products could be significantly delayed and/or eliminated as to end products subject to such regulatory approval.

Employees

     As of December 31, 2002 all employment contracts for its CEO/President and Chief Technical Officer terminated by their terms. Beginning January 1, 2003, Planet no longer had any employees. Since January 1, four persons have provided consulting services to Planet, one engaged in as-required research and development activities and three in limited or part time administrative activities. With the Company’s stated objective of limiting all effort to assisting to commercialize already developed technologies in the agricultural fields and MIM markets, the Company does not foresee any employees in 2003.

Risk Factors

     Our History of Operating Losses. We have incurred losses since inception. For the years ended December 31, 2002 and 2001, we had net losses of approximately $667,000 and $1,051,000, respectively. As of December 31, 2002, we had an accumulated deficit of approximately $14.4 million. Since inception, Planet has generated minimal revenues from product sales.

     Future Capital Needs; Uncertainty of Additional Funding. Our future capital requirements will depend on many factors, including:

•	the timing of market acceptance of our products;

•	competing technological and market developments;

•	the costs involved in filing, prosecuting and enforcing patent claims, and

•	the receipt of note payments and earned royalties.

     We anticipate that our existing resources will be sufficient to maintain our scaled back operations through at least May 31, 2003. We cannot guarantee that changes in our plans or other events affecting our projected expenses will not result in the expenditure of such resources before such time.

     We intend to seek additional funding through strategic partnership arrangements or the extension of existing arrangements or through public or private equity or debt financing. We cannot guarantee that additional financing will be available on acceptable terms, or at all. Insufficient funds may require the Company to file for bankruptcy protection under Chapter 11 or Chapter 7 of the Bankruptcy laws.

     Continued Quotation On Over-the-Counter Bulletin Board. Planet stock was delisted from the Nasdaq SmallCap Market effective July 19, 2001, and became active on the Over-the-Counter Bulletin Board on September 7, 2001, trading under the symbol (POLY.OB)

     Penny Stock Regulations. With the delisting from Planet’s Common Stock from the Nasdaq SmallCap Market and subsequent listing on Over-the-Counter Bulletin Board, trading in our Common Stock is subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under such rule, broker/dealers who recommend such low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the Commission, any equity security not traded on an exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions), including delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirements could severely limit the market liquidity of our Common Stock and the ability purchasers of our Common Stock to sell such shares in the secondary market.

     Uncertainty of Market Acceptance. Our success is largely dependent upon the royalties and monies we receive from licensing agreements as a result of the commercial acceptance of our technologies by the various industries targeted by our products. There can be no certainty as to the amount of time required to achieve full-scale commercialization, and the commercialization process of any new product could take several years. We cannot guarantee that our products will receive broad market acceptance as an economically acceptable alternative. Broad market acceptance of our products will depend upon the ability of our strategic partners to demonstrate to potential customers that our products can compete favorably with alternative solutions. Beginning in 2002, the Company focused on research and development and commercial support for Agway’s FreshSeal commercial program, Agway’s Optigen 1200 development activities and Ryer Industries AQUAMIM Metal Injection Molding commercialization. Although the Company expects to recover the AQAMIM technologies as a result of Ryer’s default under the Forbearance Agreement, which it intends to sell to another buyer, there can be no assurance that the Company will be able to find a buyer and/or receive a good price for such assets.

     Reliance on Strategic Relationships. Our technologies are designed to serve multiple industries. An important part of our strategy is to promote acceptance of our products through technology and product alliances with certain strategic partners and their customers. Our dependence on these customers raises certain risks with respect to the future success of our business. Our success is dependent on the successful completion and commercial deployment of our products and on the future commitment of these customers to our products and technology. We cannot guarantee that our collaboration with these partners and their customers will result in products that are accepted by the customers or widely accepted in the marketplace.

     Uncertainty of Protection of Patents and Proprietary Rights. Planet relies on a combination of patent and trade secret protection, non-disclosure agreements and licensing arrangements to establish and protect our proprietary rights. We have filed and intend to file applications as appropriate for patents covering our products. We cannot guarantee that patents will issue from any of the pending applications or, if patents do issue, that claims allowed will be sufficiently broad to protect our technology. In addition, we cannot guarantee that any issued patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to us. Since U.S. patent applications are maintained in secrecy until patents issue, and since publication of inventions in the technical or patent literature tend to lag behind such inventions by several months, we cannot be certain that we were the first creator of inventions covered by our issued patents or pending patent applications, that we were the first to file patent applications for such inventions, or that we are not infringing on the patents of others, which may subject us to claims of patent infringement. Despite our efforts to safeguard and maintain our proprietary rights, we cannot guarantee that we will be successful in doing so or that our competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technologies.

     Shares Eligible for Future Sale. Sales of substantial amounts of our Common Stock in the public market or the prospect of such sales by existing shareholders could materially adversely affect the market price of our Common Stock. As of December 31, 2002, we had outstanding 9,207,884 shares of Common Stock. Virtually all of our outstanding shares of Common Stock are either registered and therefore freely tradable or may be transferred pursuant to Rule 144(k) under the Securities Act, unless held by our “affiliates” as that term is defined in Rule 144 under the Securities Act.

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

ITEM 2. DESCRIPTION OF PROPERTY

     Our executive offices and research laboratory are located in approximately 1,600 square feet of leased office space in San Diego, California. On August 1, 2002, the Company entered into a new three-year standard industrial lease. The lease will expire on July 31, 2005 and the monthly rental payment is $1,920 the first year, $1,997 the second year and $2,077 the third year. The lease allows for Planet to have an early termination option after eighteen months.

ITEM 3. LEGAL PROCEEDINGS

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company’s Common Stock traded on the Nasdaq SmallCap tier of the Nasdaq Stock Market (“Nasdaq”) under the symbol “POLY,” from the Company’s initial public offering on September 21, 1995 until July 18, 2001. The Company’s Common Stock now trades on the OTC.BB. The following table sets forth the high and low sales prices of the Company’s Common Stock for the period from January 1, 2001 through December 31, 2002 as furnished by Nasdaq and the OTC.BB. These prices reflect prices between dealers without retail markups, markdowns or commissions, and may not necessarily represent actual transactions:

	Trade Prices

	High	Low

Fiscal year ended December 31, 2001
First Quarter	1.875	0.344
Second Quarter	0.688	0.350
Third Quarter	0.430	0.110
Fourth Quarter	0.190	0.040
Fiscal year ended December 31, 2002
First Quarter	0.350	0.110
Second Quarter	0.250	0.130
Third Quarter	0.150	0.130
Fourth Quarter	0.170	0.030

     On March 19, 2003, the last reported sale price of the Company’s Common Stock on the Over-the-Counter Bulletin Board was $0.04. As of March 19, 2003, there were approximately 169 holders of record of the Company’s Common Stock with 9,207,884 shares outstanding. Pursuant to the execution of the Sale and License Agreement with Agway for animal feed products, Planet will reacquire 3,000,000 shares of Common Stock owned by Agway. The market price of shares of Common Stock, like that of the common stock of many other emerging growth companies, has been and is likely to continue to be highly volatile.

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

     During 2002, the Company’s management evaluated the Equity Line of Credit and determined that it is unlikely to sell any additional shares of the Company’s stock to Triton under the Equity Line of Credit. As a result, a charge was taken against General and Administrative Expenses representing the amounts capitalized into equity during the transaction that exceeded the net amounts collected under the agreement.

     On November 14, 2000, at the Company’s request and with the Company’s offer to reduce the warrant price, of a warrant previously issued to Agway, from $1.00 to $0.75 per share, Agway agreed to exercise a warrant to acquire a total of 1,000,000 shares of the Company’s Common Stock on all other terms, and subject to conditions, set forth in the warrant and the Company received $750,000 in connection with such exercise. Additionally, on November 14, 2000, Planet agreed to sell, assign and transfer to Agway the patent rights related to controlled release technology for animal feed and fruit/produce initiatives, involving four (4) patents and/or applications, for a cash price of $250,000 and the royalty payments equal to the payments Planet would otherwise be entitled to receive pursuant to its existing license agreements dated November 12, 1998 and Sub Agreements dated March 1, 2000. Contemporaneously with the sale of the patents, Agway agreed to grant Planet, for the sum of $150,000, an irrevocable, exclusive, worldwide, royalty-free license to use and commercially exploit all rights related to the patents for all uses other than food and agricultural initiatives. The License term is for the life of the patents and any patents derived from the patents.

Recent Sales of Unregistered Securities

     In 2001, the Company paid dividends on the Company’s Preferred Stock to Special Situations in the form of Common Stock. The March 15, 2001 and final dividend payments of 11,690 shares and 2,064 shares, respectively, were issued pursuant to an exemption from registration for transactions not involving a public offering.

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

     On January 21, 2002 and February 6, 2001, Planet issued 42,266 and 8,400 shares, respectively, of the Company’s Common Stock in exchange for legal services. These shares are exempt from registration.

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

     Since the Company was founded in 1991, with the exception of resources expended in connection with the purchase and ongoing operation of Deltco, substantially all of the Company’s resources have been devoted to the development and commercialization of its technologies and products. This has included the expenditure of funds to develop the Company’s corporate infrastructure, support the Company’s marketing efforts and establish a pilot production facility, in addition to research and development. In January 2000, Planet sold its wholly-owned subsidiary, Deltco, a manufacturer and reprocessor of plastic resins located in Ashland, Wisconsin. Planet has incurred operating losses since inception and had an accumulated deficit as of December 31, 2002 of approximately $14.4 million. Pending royalties on the Company’s patents, the Company expects to incur additional losses.

The Application of Critical Accounting Policies

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue Recognition - Product sales revenue is recognized when all of the following conditions are met: the product is shipped, Planet has the right to invoice the customer at a fixed price, the collection of the receivable is probable and there are no significant obligations remaining. Research and development revenues from customers other than Agway and reimbursement of research and development costs by Agway are not refundable if the research is unsuccessful. The research and development revenues from customers other than Agway are recognized when services have been rendered and any related products have been shipped, at which time the customer is obligated to pay for those services. The revenues for reimbursed research and development costs for Agway are recognized when costs related to services performed and any related products have been shipped, at which time Agway is obligated to reimburse these costs. Royalties are recognized when the amounts are determinable and collectibility is assured.

     Research and Development - Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred.

     Patents - Costs incurred to obtain patents, principally legal fees, are capitalized. The Company amortizes these costs on a straight-line basis over fifteen years.

     Long-Lived Assets - Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses for assets to be held and used are then measured based on the excess, if any, of the carrying amounts of the assets over their fair values. Long-lived assets to be disposed of in a manner that meets certain criteria are stated at the lower of their carrying amounts or fair values less costs to sell and are no longer depreciated.

Related Party Transactions

     Agway is a beneficial owner of more than 10% of the Company’s Common Stock since January 11, 1999.

     In November 1998, the Company and Agway entered into an agreement relating to the funding by Agway of a feasibility study (the “Feasibility Agreement”) of the Company’s polymer technology for use in agricultural products (other than fertilizers and certain biological products) and food products. Under the terms of the Feasibility Agreement, Planet will be reimbursed for certain qualifying research and development costs relating to such applications. During 2002 and 2001, the Company recorded revenues for reimbursed research and development costs of $102,839 and $62,509, respectively, from Agway under the Feasibility Agreement.

     Also in November 1998, the Company granted Agway an exclusive worldwide license in connection with the Company’s technology for time-release coatings for a variety of agricultural and food products (the “License Agreement”). The License Agreement outlines the general terms and conditions for the rights granted Agway thereunder. The Company and Agway agreed to execute further sub-agreements specifying the royalties to be paid to the Company for Agway’s use of the Company’s technology with certain products. In March 2000, the Company and Agway entered into a Sub-Agreement with respect to animal feed products incorporating Planet’s patented/patent pending coatings and/or polymer systems. Also in March 2000, the Company and Agway entered into another Sub-Agreement with respect to Planet’s patented/patent pending coatings and/or polymer systems sold for use on fruits, vegetables, floral and nursery items. During 2001, the Company received a $100,000 royalty payment from Agway. After receiving proceeds from Agway, pursuant to its royalty payment in October 2001, the Company was required to pay a $6,000 cash transaction fee to an advisor. This payment was made on January 24, 2002 and shown in accounts payable at December 31, 2001. No royalties were received or accrued by the Company under the agreement with Agway in 2002.

     On October 1, 2002, Agway, Inc. filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The Sub Agreement covering the FreshSeal technology and license provided for a minimum royalty of $300,000 on or before October 31, 2002 to maintain exclusivity. This payment was not received or accrued by Planet. Pursuant to the Sub-Agreement, Planet notified Agway that the payment was not received. Under the terms of the Sub-Agreement, Agway had sixty (60) days during which Agway could make the necessary payment and retain market exclusivity for this technology. Agway did not make payment of the minimum royalty as of December 31, 2002. As a result of this failure by Agway to make payment, Planet had the right to issue additional non-exclusive licenses for this technology to other interested parties in the fruit, vegetable, nuts and flowers segments of the agricultural products industry.

     To consummate the sale and assignment contemplated by the letter agreement dated November 14, 2000, the Company and Agway agreed on the form of two separate Sale and Licensing Agreements with respect to the agricultural feed technologies and the fruit/produce technologies. On March 25, 2003, with the approval of the U.S. Bankruptcy Court, the Company and Agway entered into the two separate Sale and Licensing Agreements. Under the Sale and Licensing Agreements, the Company confirmed (i) the assignment of its agricultural feed related patent rights and fruit/produce related patent rights and (ii) the license of its technology related to the agricultural feed products and fruit/produce products, to Agway. In return, the Company will receive an up-front payment of $30,000 for its execution of the agricultural feed agreement and a payment of $100,000 for its execution of the fruit/produce agreement, and will also receive a sales royalty based on net revenues generated from product sales. Agway will also grant the Company exclusive, irrevocable, worldwide, royalty-free limited licenses to use the assigned patents rights for uses other than food and agricultural initiatives. In connection with the agricultural feed agreement, Agway also agreed to assign and transfer to the Company all of Agway’s shares of Planet capital stock. Additionally, under the fruit/produce agreement, Agway may enter into an agreement to sell all or substantially all of the assets of its FreshSeal business, which would include the fruit/produce patent rights assigned by the Company, within 12 months of the date of that agreement. Upon such sale, Agway must pay the Company, among other things, a percentage of the net sales proceeds, up to $200,000. Management cannot assure that the Company will receive significant, if any, royalties and monies under these Sale and Licensing Agreements.

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) approved the issuance of Statement on Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires that goodwill no longer be amortized to earnings but instead be reviewed at least annually for impairment. The statement was effective for the Company’s fiscal year ended December 31, 2002.

     In July 2001, FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), that requires recording the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. SFAS 143 is required to be effective January 1, 2003.

     In December 2002, FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“SFAS 148”). SFAS amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for the fiscal years beginning after December 15, 2002.

     The adoption of these new pronouncements did not have or is not expected to have a material effect on the Company’s financial position or results of operations.

Results of Operations

     The Company’s revenues decreased approximately $402,000 to approximately $162,000 for the year ended December 31, 2002 from approximately $564,000 for the year ended December 31, 2001. This decrease was primarily attributable to no AQUAMIM® sales, resulting from selling all AQUAMIM® assets in December 2001 and no EnviroPlastic® Z sales and lower royalty income partially offset by higher Agway development income and revenue from research and development technical consulting. Ryer has defaulted on required payments and Agway has filed for reorganization under the Bankruptcy Code. As a result, revenues associated with these activities may decrease.

     Cost of revenues decreased approximately $259,000 to approximately $110,000 for the year ended December 31, 2002 from approximately $369,000 for the year ended December 31, 2001. This decrease was primarily due to decreased revenues, a change in product mix away from AQUAMIM® and EnviroPlastic® Z and lower depreciation and amortization expense resulting from selling all AQUAMIM® assets in December 2001.

     General and administrative expenses decreased $342,000 to approximately $468,000 for the year ended December 31, 2002 from approximately $811,000 for the year ended December 31, 2001. This decrease was primarily attributable to a reduction in staff, reduced use of outside services, lower facility costs resulting from a new lease agreement in the third quarter and lower depreciation and amortization expense resulting from selling all AQUAMIM® assets in December 2001 partially offset by bad debt allowances of $80,000 and a charge of $67,000 for expenses originally charged against equity related to the Triton Equity Line of Credit that exceeded the amounts collected under the agreement.

     Marketing expenses decreased $179,000 to approximately $100,000 for the year ended December 31, 2002 from approximately $279,000 for the year ended December 31, 2001. This decrease was primarily due to a reduction in staff and reduced promotional expenses.

     The Company’s research and development expenses decreased approximately $235,000 to approximately $118,000 for the year ended December 31, 2002 from approximately $353,000 for the year ended December 31, 2001. This decrease was primarily due to a reduction in staff, severance costs related to employee terminations in the first half of 2001, greater research and development expense reimbursement from Agway and lower depreciation and amortization expense resulting from selling all AQUAMIM® assets in December 2001.

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

     Other income, net, decreased approximately $167,000 to approximately $29,000 for the year ended December 31, 2002 from approximately $196,000 for the year ended December 31, 2001. This decrease was primarily attributable to a one-time 2001 litigation settlement, the write-off of assets held for sale and lower cash balances and lower interest rates partially offset by increased interest related to a note receivable, a gain on the sale of fixed assets and securities.

     The Company’s net loss decreased approximately $385,000 to approximately $667,000 during the year ended December 31, 2002 from approximately $1,051,000 during the year ended December 31, 2001 as a result of the aforementioned contributing factors.

     As of December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $12,595,000 and for California state tax purposes of approximately $3,500,000. During the period from 1998 through 2000, certain ownership changes occurred. As a result, the Company’s annual utilization of net operating loss and tax credit carryforwards may be limited as defined by Sections 382 and 383 of the Internal Revenue Code. Due to the possible limitation under Sections 382 and 383 of the Internal Revenue Code and Planet’s lack of historical earnings, the Company has recorded a full valuation allowance for deferred tax assets.

Liquidity and Capital Resources

     From January 2002 to December 2002, the Company recorded revenues for reimbursed research and development costs of approximately $103,000 from Agway under the Feasibility Agreement. The Company anticipates that some of the 2003 research and development expenditures in the agrotechnology area will be reimbursed by Agway under the Feasibility Agreement.

     The Company used approximately $395,000 for continuing operations for the year ended December 31, 2002. Such funds were used for research and development activities, marketing efforts, administrative support and expenses related to the Triton Equity Line of Credit.

     Net cash provided by investing activities of approximately $159,000 for the year ended December 31, 2002 primarily resulted from payments on notes receivable and the sale of assets.

     The Company used approximately $40,000 for financing activities for the year ended December 31, 2002. Such funds were used for repayment of debt and capital lease obligations.

     The Company does not believe that its existing sources of liquidity and anticipated revenue will satisfy the Company’s projected working capital and other cash requirements through December 31, 2003. The Company expects that it will need to raise or generate substantial additional capital to accomplish its business plan over the next year. The Company has reduced staff and operating expenses, reduced or sold non-Agway or agricultural assets, while continuing to provide technical research and development for Agway’s FreshSeal commercial program and Optigen development activities, as well as support of MIM asset utilization at Ryer Industries. Agway has filed for reorganization and Ryer has defaulted on certain payments. Accordingly, management cannot provide any assurance that the Company will be successful in satisfying future working capital and other cash requirements past May 31, 2003. If it cannot, the Company may have to cease operations and liquidate its assets and liabilities and prepare its financial statements on a liquidation basis instead of a going concern basis.

ITEM 7. FINANCIAL STATEMENTS

     The information required by this item is included in the Appendix attached hereto and incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by this item is incorporated by reference from Issuer’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with its 2003 Annual Meeting of Shareholders (the “Proxy Statement”) under the headings “Proposal 1 - Election of Directors,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and “Additional Information - Management.”

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the Proxy Statement under the heading “Executive Compensation.”

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the Proxy Statement under the heading “Certain Relationships and Related Transactions.”

ITEM 13. CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Within 90 days prior to the filing of this Annual Report on Form 10-KSB, we carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in our periodic SEC filings.

     CHANGES IN INTERNAL CONTROLS

     There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

PART IV.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K.

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

(c)	Exhibit Number	Description

	3.1(1)	Restated Articles of Incorporation of the Registrant.

	3.2(1)	Restated Bylaws of the Registrant.

	3.3(6)	Amended and Restated Certificate of Determination of Preferences of Series A Convertible Preferred Stock.

	4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

	4.2(1)	Form of warrant issued to Underwriters.

	4.3(1)	Form of Class B Warrant, with related schedule of warrantholders.

	4.4(1)	Warrant issued to Reynolds Kendrick Stratton.

	4.5(1)	Form of warrant issued to advisors, with related schedule of warrantholders.

	4.6(1)	Specimen Stock Certificate.

	4.7(2)	Non-statutory Stock Options granted in September 1994 to Dr. Petcavich and Messrs. Wright and To.

	4.8(1)	Warrant issued to Am-Re Services, Inc.

	5.1(16)	Opinion of Blanchard Krasner & French, APC.

	10.1(1)	Form of Indemnity Agreement entered into between the Registrant and each of its executive officers and directors.

	10.2(1)	Registrant’s 1995 Stock Option Plan (the “1995 Option Plan”).

	10.3(1)	Form of Incentive Stock Option Grant under the 1995 Option Plan.

	10.4(1)	Form of Non-statutory Stock Option Grant under the 1995 Option Plan.

	10.5(1)	Standard Industrial Gross Lease, dated June 1, 1992, between the Registrant and The Trustees Under the Will and of the Estate of James Campbell, Deceased, as amended August 13, 1992 and May 3, 1994.

	10.6(1)	Agreement to Assign Proprietary Rights between the Registrant and Dr. Robert J. Petcavich.

	10.7(1)	Form of Confidential Information Agreement entered into between the Registrant and its employees.

	10.8(3)	Purchase and Sale Agreement dated as of January 1, 1996, by and among the Registrant, Deltco of Wisconsin, Inc., and Jack G. Martinsen.

	10.9(4)	Executive Employment Agreement dated January 1, 1996, between the Registrant and Dr. Robert J. Petcavich.

	10.10(10)	Executive Employment Agreement dated November 18, 1998 and effective January 1, 1999, between the Registrant and Dr. Robert J. Petcavich.

	10.11(5)(9)	Technology Development and License Agreement, dated January 30, 1995, between the Registrant and Cominco Fertilizers, Ltd.

	10.12(5)	Fourth Amendment to Lease, dated August 1, 1997 between the Registrant and The Trustees Under the Will and of the Estate of James Campbell.

	10.13(6)	Securities Purchase Agreement, dated September 19, 1997, between the Registrant and Special Situations Private Equity Fund, L.P.

10.14(6)	Warrant to Purchase Common Stock, dated September 24, 1997, issued by the Registrant to Special Situations Private Equity Fund, L.P.

10.15(8)	Stock Purchase Agreement, dated November 12, 1998 between the Registrant and Agway Inc.

10.16(8)	Warrant to Purchase Common Stock, dated January 11, 1999, issued by the Registrant to Agway Inc.

10.17(10)	Registration Rights Agreement, dated January 11, 1999, between the Registrant and Agway Inc.

10.18(10)	Product Feasibility Agreement dated as of November 12, 1998 between the Registrant and Agway Consumer Products, Inc.

10.19(10)	License Agreement dated as of November 12, 1998 between the Registrant and Agway Consumer Products, Inc.

10.20(11)	Amendment No.1 dated as of February 25, 1999 to the Form of the Warrant dated January 11, 1999 issued by the Registrant to Agway Inc.

10.21(13)	Warrant to Purchase Common Stock, dated March 29, 1999, issued by the Registrant to LBC Capital Resources, Inc.

10.22(12)	Amended Technology Development and License Agreement, dated June 23, 1999, between the Registrant and Agrium Inc. (formerly known as Cominco Fertilizers Ltd.).

10.23(13)	Sub-Agreement to License Agreement (Animal Feed) effective as of March 1, 2000 between the Registrant and Agway Inc.

10.24(13)	Sub-Agreement to License Agreement (Fruits, Vegetables, Etc.) effective as of March 1, 2000 between the Registrant and Agway Inc.

10.25(13)	Warrant to Purchase Common Stock, dated March 9, 2000, issued by the Registrant to LBC Capital Resources, Inc.

10.26(14)	Registrants 2000 Stock Incentive Plan (the “2000 Plan).

10.27(14)	Form of Incentive Stock Option Grant under the 2000 Plan.

10.28(14)	Form of Non-statutory Stock Option Grant under the 2000 Plan.

10.29(16)	Private Equity Line of Credit Agreement dated August 15, 2000 and Exhibits.

10.30(16)	Letter dated September 11, 2000 amending the Private Equity Line of Credit Agreement.

10.31(17)	Employment Agreement with Richard C. Bernier.

10.32(17)	Warrant to purchase Common Stock, dated March 20, 2001, issued by the Registrant to LBC Capital Resources, Inc.

10.33(18)	Purchase and Sale Agreement dated as of December 21, 2001 between Planet Polymer Technologies, Inc. and Ryer Industries LLC and Consulting Agreement between Planet Polymer Technologies, Inc. and Ryer Industries LLC dated as of December 21, 2001.

10.34(18)	First Amendment to Executive Agreement for Robert J. Petcavich, dated December 17, 2001.

10.35(18)	First Amendment to Executive Agreement for Richard C. Bernier, dated December 17, 2001.

10.36(19)	Forbearance and Stipulated Confession of Judgment Agreement between Planet Polymer Technologies, Inc. and Ryer Industries LLC.

10.37	Amendment to Forbearance and Stipulated Confession of Judgment Agreement between Planet Polymer Technologies, Inc. and Ryer Industries LLC.

10.38	Form of Sale and License Agreement dated March 2003 with Agway, Inc. (animal feed products).

10.39	Form of Sale and License Agreement dated March 2003 with Agway, Inc. (fruit and vegetable products).

10.40	Form of First Amendment to License Agreement with Agway,Inc.

10.41	Form of Consulting Agreement with Richard Bernier.

10.42	Form of Consulting Agreement with Robert Petcavitch.

11.1(13)(15)	Statement of Computation of Common and Common Equivalent Shares.

23.1	Consent of Blanchard Krasner & French, APC. (included in Exhibit 5.1).

23.2	Consent of J.H. Cohn LLP.

24.1	Power of Attorney. Reference is made to page 21.

99.1	CEO and CFO certification

(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form SB-2, as amended (No. 33-91984 LA) and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-1042) filed on February 5, 1996 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 11, 1996, as amended by the Registrant’s Current Report on Form 8-K/A (Amendment No. 1) filed on March 15, 1996 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended December 31, 1995 and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-39845) filed on November 7, 1997, amended on December 31, 1997 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended December 31, 1997 and incorporated herein by reference.

(8)	Previously filed with the Registrant’s Definitive Proxy Statement filed on December 14, 1998 and incorporated herein by reference.

(9)	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions will be filed separately with the Securities and Exchange Commission.

(10)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended December 31, 1998 and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999 and incorporated herein by reference.

(13)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended December 31, 1999 and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-38500) filed on June 2, 2000 and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.

(16)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form SB-2 (No. 333-46474), as amended by the Registrant’s Registration Statement on Form SB-2 (Amendment No. 2) and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.

(18)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 10, 2002, and incorporated herein by reference.

(19)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANET POLYMER TECHNOLOGIES, INC.

Dated March 31, 2003	By:	/s/ H. M. Busby

H. M. Busby Chief Executive Officer

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

Signature	Title	Date

/s/ Robert J. Petcavich Robert J. Petcavich	Chairman	March 31, 2003

/s/ H. M. Busby H. M. Busby	Director and Chief Executive Officer (Principal Executive Officer) (Principal Financial and Accounting Officer)	March 31, 2003

/s/ Ronald B. Sunderland Ronald B. Sunderland	Director	March 31, 2003

SECTION 302 CERTIFICATION

     I, H. M. Busby, certify that:

     1.     I have reviewed this annual report on Form 10-KSB of Planet Polymer Technologies, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5.     I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ H. M. Busby

H. M. Busby, Chief Executive Officer

/s/ H. M. Busby

H. M. Busby, Chief Financial Officer

March 31, 2003

APPENDIX

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders
Planet Polymer Technologies, Inc.

We have audited the accompanying balance sheet of PLANET POLYMER TECHNOLOGIES, INC. as of December 31, 2002, and the related statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Planet Polymer Technologies, Inc. as of December 31, 2002, and its results of operations and cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has sustained net losses from its operations and, as a result, it has an accumulated deficit at December 31, 2002 of $14,410,924. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

J.H. Cohn LLP

San Diego, California
February 28, 2003, except for
Note 13 as to which the date
is March 25, 2003

PLANET POLYMER TECHNOLOGIES, INC.

BALANCE SHEET

December 31,
2002

ASSETS
Current assets:
Cash	$14,781
Accounts receivable	34,673
Note receivable	46,116
Prepaid expenses and other current assets	10,212

Total current assets	105,782
Property and equipment, net	8,184
Patents, trademarks and license agreements, net of accumulated amortization of $63,238	168,098
Other assets	5,761

Total assets	$287,825

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,816
Accrued payroll and vacation	19,031
Accrued expenses	2,911

Total liabilities	49,758

Commitments and contingencies
Shareholders’ equity:
Preferred Stock, no par value 4,250,000 shares authorized No shares issued or outstanding	—
Series A Convertible Preferred Stock, no par value 750,000 shares authorized No shares issued or outstanding	—
Common Stock, no par value 20,000,000 shares authorized 9,207,884 shares issued and outstanding	14,648,991
Accumulated deficit	(14,410,924)

Total shareholders’ equity	238,067

Total liabilities and shareholders’ equity	$287,825

The accompanying notes are an integral part of these financial statements.

PLANET POLYMER TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	Years ended December 31,

	2002	2001

Revenues	$162,073	$563,928

Operating expenses:
Cost of revenues	110,213	369,421
General and administrative	468,024	810,711
Marketing	99,572	278,470
Research and development	117,594	352,698
Loss from impairment of intangible assets	62,159	—

Total operating expenses	857,562	1,811,300

Loss from operations	(695,489)	(1,247,372)
Other income, net	28,839	196,117

Net loss	(666,650)	(1,051,255)
Preferred stock dividends	—	(10,450)

Net loss applicable to common shareholders	$(666,650)	$(1,061,705)

Net loss per share applicable to common shareholders (basic and diluted)	$(0.07)	$(0.12)

Weighted average shares outstanding used in per share computations	9,205,452	9,058,712

The accompanying notes are an integral part of these financial statements.

PLANET POLYMER TECHNOLOGIES, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Series A Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount

Balance at January 1, 2001	321,500	$517,251	8,680,494	$14,008,901
Conversion of Series A Preferred Stock into Common Stock	(321,500)	(517,251)	378,235	517,251
Issuance of Common Stock	—	—	156,735	40,801
Issuance of Common Stock for services	—	—	8,400	6,300
Issuance of Common Stock as dividend on Convertible Preferred Stock	—	—	13,754	10,450
Common Stock received in legal settlement and retired			(72,000)	(7,920)
Net loss	—	—	—	—

Balance at December 31, 2001	—	—	9,165,618	14,575,783
Issuance of Common Stock for services	—	—	42,266	6,340
Effect of reclassification of Common Stock offering costs to general and administrative expenses	—	—	—	66,868
Net loss	—	—	—	—

Balance at December 31, 2002	—	$—	9,207,884	$14,648,991

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Deficit	Total

Balance at January 1, 2001	$(12,682,569)	$1,843,583
Conversion of Series A Preferred Stock into Common Stock	—	—
Issuance of Common Stock	—	40,801
Issuance of Common Stock for services	—	6,300
Issuance of Common Stock as dividend on Convertible Preferred Stock	(10,450)	—
Common Stock received in legal settlement and retired		(7,920)
Net loss	(1,051,255)	(1,051,255)

Balance at December 31, 2001	(13,744,274)	831,509
Issuance of Common Stock for services	—	6,340
Effect of reclassification of Common Stock offering costs to general and administrative expenses	—	66,868
Net loss	(666,650)	(666,650)

Balance at December 31, 2002	$(14,410,924)	$238,067

The accompanying notes are an integral part of these financial statements.

PLANET POLYMER TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	Years ended December 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(666,650)	$(1,051,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,258	86,577
Bad debts	80,000
Loss from impairment of intangible assets	62,159
Gain on disposal of property and equipment	(13,500)	(47,953)
Effect of reclassification of Common Stock offering costs to general and administrative expenses	66,868	—
Issuance of Common Stock for services	6,340	6,300
Discount on notes receivable	—	4,500
Common Stock received in legal settlement	—	(7,920)
Changes in assets and liabilities:
Accounts receivable	76,263	(68,828)
Inventories	—	118,745
Prepaid expenses and other assets	48,461	40,793
Accounts payable	(13,101)	9,201
Accrued expenses	(70,324)	(7,013)

Net cash used in operating activities	(395,226)	(916,853)

Cash flows from investing activities:
Purchases of property and equipment	—	(24,892)
Proceeds from the sale of property and equipment	13,500	—
Proceeds from the sale of AQUAMIM® assets	—	41,025
Payments from notes receivable	145,254	89,283
Cost of patents and other assets	—	(3,869)

Net cash provided by investing activities	158,754	101,547

Cash flows from financing activities:
Proceeds from issuance of Common Stock and exercise of warrants and stock options	—	40,801
Principal payments on borrowings and capital lease obligations	(40,226)	(22,583)

Net cash provided by (used in) financing activities	(40,226)	18,218

Net decrease in cash	(276,698)	(797,088)
Cash at beginning of year	291,479	1,088,567

Cash at end of year	$14,781	$291,479

Supplemental cash flow disclosure:
Cash paid during the year for:
Interest	$1,724	$3,882
Non-cash investing and financing activities:
Conversion of Series A Preferred Stock into Common Stock	—	517,251
Note receivable accepted as part of consideration for sale of AQUAMIM® assets	—	256,370
Issuance of Common Stock as dividend on Convertible Preferred Stock	—	10,450
Issuance of Common Stock for services	6,340	6,300
Insurance purchased under a short-term financing agreement	—	44,134

The accompanying notes are an integral part of these financial statements.

PLANET POLYMER TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

1. The Company

     Planet Polymer Technologies, Inc. (“Planet” or the “Company”) was incorporated in August, 1991 in the State of California for the purpose of engaging in the design, development, manufacture and marketing of degradable and recycled polymer materials. The Company’s proprietary polymer materials are marketed under the trademarks EnviroPlastic® and Aquadro®. EnviroPlastic and Aquadro can be used to produce films, coatings and injection molded parts that serve as environmentally-compatible alternatives to conventional plastics. Planet also developed polymer technologies for Agway Inc. (“Agway”), a major shareholder of the Company, in 1999 that are being marketed under the trademarks OptigenTM 1200 and FreshSealTM. The Company sold all of the assets related to its AQUAMIM® business in December 2001. With the sale and disposition of the Company’s AQUAMIM® Metal Injection Molding technology and manufacturing assets in December 2001 to Ryer Industries, LLC and the sale and licensing of the Company’s EnviroPlastic CRT controlled-released technologies for agricultural feed and produce products to Agway, the resulting restructuring of assets and activities has narrowed the Company’s focus to assisting Agway in the commercialization of those specific polymer technologies Planet developed for Agway, through the Company’s provision of consulting services. Agway is marketing the agricultural feed and fruit and vegetable products under the trademarks Optigen™ 1200 and FreshSeal™, respectively. The Company’s operations are comprised of one segment, the “Research and Development” business segment.

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

Revenue Recognition

     Product sales revenue is recognized when all of the following conditions are met: the product is shipped, Planet has the right to invoice the customer at a fixed price, the collection of the receivable is probable and there are no significant obligations remaining. Research and development revenues from customers other than Agway and reimbursement of research and development costs by Agway are not refundable if the research is unsuccessful. The research and development revenues from customers other than Agway are recognized when services have been rendered and any related products have been shipped, at which time the customer is obligated to pay for those services. The revenues for reimbursed research and development costs for Agway are recognized when costs related to services performed and any related products have been shipped, at which time Agway is obligated to reimburse these costs. Royalties are recognized when the amounts are determinable and collectibility is assured. The components of revenues and cost of revenues are as follows:

	2002	2001

Product sales revenue	$2,600	$407,419
Research and development revenues	102,839	62,509
Consulting revenue	38,030	—
Royalties, net	18,604	94,000

Revenues	$162,073	$563,928

Products sold	$7,374	$293,768
Services	102,839	75,653

Cost of revenues	$110,213	$369,421

Research and Development

     Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred.

PLANET POLYMER TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

     The carrying amounts shown for the Company’s financial instruments, including accounts receivable and accounts payable, approximate their fair values at December 31, 2002 due to the short-term nature of these financial instruments. The carrying value of the note receivable approximates its fair value as the rate of interest approximates market rates of interest for similar instruments.

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

Long-Lived Assets

     Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses for assets to be held and used are then measured based on the excess, if any, of the carrying amounts of the assets over their fair values. Long-lived assets to be disposed of in a manner that meets certain criteria are stated at the lower of their carrying amounts or fair values less costs to sell and are no longer depreciated.

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

     The Company has excluded all convertible preferred stock and outstanding stock options and warrants from the calculation of diluted loss per share for the years ended December 31, 2002 and 2001 because all such securities are anti-dilutive for these periods. Accordingly, diluted loss per share equals basic loss per share. The total number of potential common shares excluded from the calculation of diluted loss per share for the years ended December 31, 2002 and 2001 was 1,227,411 and 1,748,729, respectively.

401 (K) Plan

     The Company provides a defined contribution 401(k) savings plan (the “401(k) Plan”) in which all full-time employees of the Company are eligible to participate. Eligible employees may contribute up to fifteen percent (15%) of their pre-tax salary to the 401(k) Plan subject to Internal Revenue Code limitations. Company contributions to the 401(k) Plan are at the discretion of the Board of Directors. There were no Company contributions charged to operations related to the 401(k) Plan in 2002 and 2001.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Liquidity and Capital Resources

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business and not on a liquidation basis. The Company has incurred losses since inception. For the years ended December 31, 2002 and 2001, the Company had net losses of approximately $667,000 and $1,051,000, respectively. As of December 31, 2002, the Company had an accumulated deficit of approximately $14,411,000. In August 2002, the purchaser of certain assets defaulted on certain payments and in October 2002 a major licensee filed for reorganization under the bankruptcy code (see Notes 4, 11 and 13). These matters raise substantial doubt about the ability of the Company to continue as a going concern. The Company believes that its existing sources of liquidity and anticipated revenue will satisfy the Company’s projected working capital and other cash requirements through May 31, 2003. To help assure that its resources will be sufficient to enable it to continue to operate subsequent to that date, the Company has implemented a further reduction in operating expenses and a plan for the reduction or sale of non-Agway or agricultural assets, while continuing to provide technical research and development for Agway’s FreshSeal commercial program and Optigen development activities. The Company’s future working capital and other cash requirements will be dependent upon many factors, including, but not limited to, costs associated with the continued research and development of the Company’s proprietary polymer materials, costs associated with the filing and enforcement of the Company’s patents, costs associated with manufacturing scale-up and market acceptance, and the timing thereof, of the Company’s products. The Company intends to seek additional funding through strategic partnership arrangements or the extension of existing arrangements or through public or private equity or debt financing. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. Insufficient funds may require the Company to file for bankruptcy protection under Chapter 11 or Chapter 7 of the Bankruptcy laws. Further, there can be no assurance that the Company will be able to generate positive cash flows or profitability in the future. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amount and classification of liabilities that might result from this uncertainty.

PLANET POLYMER TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

4. Disposition of Assets

     On December 28, 2001, the Company sold all of the assets (“AQUAMIM” assets) relating to its Metal Injection Molding (“MIM”) business, including intellectual property, technology, manufacturing equipment and raw material and finished goods, to Ryer Industries LLC (“Ryer”) and recorded a gain of $135,796. As consideration of these assets, Ryer has agreed to pay to the Company cash in the amount of $328,157, plus a royalty of 6% on its sales of custom feedstocks during the period from January 1, 2002 through December 31, 2009. Through December 31, 2002, the Company received $194,912 in principal payments and $30,745 in interest and fees. Further, the Company recorded a valuation allowance against this note of $73,500 during 2002. The present value of the remaining cash payments from the sale of the assets of $46,116, net of the valuation allowance, was due at December 31, 2002. Additionally, Ryer has agreed to pay the Company a royalty on all tungsten carbide feedstock sales in the amount of $2.50 per net pound produced during the period from July 1, 2002 through June 30, 2010. Ryer also entered into a Consulting Agreement with the Company on December 28, 2001, under which Ryer is to compensate the Company for consulting services related to the business and technology sold to Ryer. The aforesaid consideration was determined by mutual agreement of the parties.

     In August 2002, Ryer defaulted on its required payments. In October 2002, the Company and Ryer entered into a Forbearance Agreement which modified the payment schedule for the remaining obligations to the Company with payments beginning in December 2002 and continuing through April 2003. Royalty payments associated with sales from these technologies were deferred and were scheduled to resume in December 2002. The Company remains in dispute with Ryer over how certain royalties are calculated and paid, but has agreed to stay resolution of that dispute until other deferred payments are made or Ryer defaults. The Forbearance Agreement provided that if Ryer defaulted, the Company would be allowed to enforce the Confession Judgment given by Ryer to the Company in connection with the Forbearance Agreement, which provided among other things, for turnover to the Company of the assets sold by the Company to Ryer (see Note 13).

     The Company recognized consulting fees of $38,030 and royalties of $18,604 in 2002 under the agreements with Ryer. However, due to Ryer’s financial difficulties, the Company has stopped accruing revenues as of December 31, 2002 from Ryer.

5. Equity Line of Credit

     On August 15, 2000, the Company entered into a Private Equity Line of Credit Agreement with Triton West, Inc. (“Triton”). Under this agreement, the Company has the right, until August 15, 2003, or earlier, to request a drawdown and require that Triton purchase up to $7,000,000 of the Company’s Common Stock. The maximum amount that Planet can require Triton to purchase at any given time is subject to a floating number based on the closing bid price and the average trading volume in a thirty-day period. Planet may not make requests less than 15 days apart unless accepted by Triton. Triton is not obligated to accept a Put on the Private Equity Line of Credit if one of the following occurs: (i) Planet is not listed on the Nasdaq National Market, the Nasdaq SmallCap Market, the American Stock Exchange or the New York Stock Exchange; (ii) the put price is greater than the market price; or (iii) the put amount is less than $100,000. Since Planet is not listed on one of the required exchanges, Triton is not obligated to accept a Put on the Private Equity Line.

     As compensation for establishing the Equity Line of Credit under the Private Equity Line of Credit Agreement, Planet issued 5,000 shares of Common Stock and a warrant to Triton (see Note 10) and agreed to pay a commitment fee of $23,333 per drawdown for the first six drawdowns.

     During 2000 and 2001, the Company sold a total of 172,421 shares of Common Stock for $65,000 under the Equity Line of Credit. Triton agreed to reduced commitment fees totaling $6,065 related to these drawdowns.

     During 2002, the Company’s management evaluated the Equity Line of Credit and determined that it is unlikely to sell any additional shares of the Company’s stock to Triton under the Equity Line of Credit. As a result, a charge of approximately $67,000, representing the expenses originally charged against equity related to the agreement that exceeded the net amounts collected under the agreement, was removed from equity and charged to General and Administrative Expenses.

PLANET POLYMER TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

6. Concentrations of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company limits the amount of credit exposure to any one entity. The Company performs ongoing credit evaluations of its customers and adjusts its allowance for doubtful accounts based on its history of past write-offs and collections and current credit conditions.

     The Company’s largest customer, Agway, accounted for approximately 60% and 11% of the Company’s revenues and 75% and 95% of accounts receivable balances in fiscal 2002 and 2001, respectively.

7. Composition of Certain Balance Sheet Components at December 31, 2002

Property and Equipment

Machinery and equipment	$70,657
Furniture and fixtures	4,928
Vehicles and trailers	9,308

84,893
Less: Accumulated depreciation	(76,709)

$8,184

     Depreciation expense charged to operations in 2002 and 2001 was $13,499 and $53,300, respectively.

8. Commitments

     The Company leases its facility and certain office equipment under non-cancelable operating leases, which expire on various dates through October 9, 2004 and provide for renewal options in one-year increments. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. Rent expense charged to operations in 2002 and 2001 was $65,394 and $75,279, respectively.

     Future minimum payments under non-cancelable leases as of December 31, 2002 are as follows.

Operating
Leases

2003	$25,537
2004	3,582

Total minimum lease payments	$29,119

Capital lease obligations of $8,477 at December 31, 2001 were paid during 2002, and there were no outstanding capital leases at December 31, 2002.

PLANET POLYMER TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

9. Income Taxes

     The differences between income tax (expense) benefit provided at the Company’s effective rate and the federal statutory rate (34%) are as follows:

	2002	2001

Federal benefit at statutory rate	$(227,314)	$(357,427)
Permanent differences	106	1,505
Valuation allowance	227,208	355,922

Total	$—	$—

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2002 are as follows:

2002

Net operating loss carryforwards	$4,486,589
Tax credit carryforwards	126,560
Reserves, accrued expenses and other	233,389
Intangible assets	(45,291)

4,801,247
Less: Valuation allowance	(4,801,247)

Net deferred tax asset	$—

     As the ultimate realization of the potential benefits of the Company’s net operating loss carryforwards is considered unlikely by management, the Company has offset the deferred tax assets attributable to those potential benefits through valuation allowances in 2002 and 2001 and, accordingly, the Company did not recognize any credits for income taxes in the accompanying statements of operations to offset its pre-tax loss. The valuation allowance increased by $228,530 and $422,096 in 2002 and 2001, respectively.

     At December 31, 2002, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $12,595,000 and for California state tax purposes of approximately $3,500,000. The Company’s California loss carryforwards expire in 2003 through 2007 and Federal loss carryforwards begin to expire in 2006. The Company also has available tax credit carryforwards for Federal and California tax purposes that aggregate approximately $152,000 that begin to expire in 2007.

PLANET POLYMER TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

10. Shareholders’ Equity

Preferred Stock

     The investor in the Series A Convertible Preferred Stock (“Series A Preferred”) was entitled to receive quarterly dividends at an annual rate of 6% payable in shares of the Company’s Common Stock. Each share of Series A Preferred was convertible at the option of the holder into shares of Common Stock of the Company. During March 2001, all 321,500 shares of Preferred Stock were converted into 378,235 shares of Common Stock. Additionally, during March 2001, the Company issued dividends of 13,754 shares of Common Stock valued at approximately $10,450.

Warrants

     At December 31, 2002, the following warrants to purchase the Company’s Common Stock were outstanding:

	Underlying
	Shares	Exercise Price	Expiration Date

Investor warrants	125,000	$2.578	2004
Advisor warrants	48,286	$2.219 - $3.875	2003
Other warrants	159,243	$3.513 - $4.163	2004 - 2006

	332,529

     All of the warrants outstanding are exercisable. All per share rights and benefits are subject to anti-dilution and other adjustments upon the occurrence of certain events.

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

     At December 31, 2002, there were 196,800 shares of the Company’s Common Stock available for future grant under the option plans.

PLANET POLYMER TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

10. Shareholders’ Equity (Continued)

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

     The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net loss as if the fair value method had been applied in measuring compensation expense. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value method at the grant dates for awards under the Company’s plans, the Company’s net loss and loss per share for 2002 and 2001 would have been increased to the pro forma amounts indicated below:

	2002		2001

	Net Loss	Loss per Share	Net Loss	Loss per Share

As reported	$(666,650)	$(0.07)	$(1,051,255)	$(0.12)
Pro forma	$(744,826)	$(0.08)	$(1,185,239)	$(0.13)

     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2002 and 2001: an expected life of 4 years, expected volatility of 177.37% and 218.10%, no dividend yield and a risk-free interest rate of 2.26% and 4.01%, respectively, represented by the interest rate on U.S. Treasury securities with a term of maturity equal to the option’s expected time to exercise on the dates of grant. The weighted average fair value of options granted during 2002 and 2001 was approximately $0.13 and $0.25 per option, respectively.

PLANET POLYMER TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

10. Shareholders’ Equity (Continued)

     A summary of stock option activity during 2002 and 2001 follows:

	2000 Stock Option Plan		1995 Stock Option Plan

		Weighted		Weighted
	Underlying	Avg. Exercise	Underlying	Avg. Exercise
	Shares	Price	Shares	Price

Outstanding at December 31, 2000	321,500	$1.984	343,722	$2.113
Granted	208,000	$0.263	—	—
Exercised	—	—	—	—
Forfeited / expired	(20,500)	2.299	(102,283)	1.977

Outstanding at December 31, 2001	509,000	1.268	241,439	2.171
Granted	100,000	0.140	—	—
Exercised			—	—
Forfeited / expired	(13,000)	2.375	(81,239)	3.025

Outstanding at December 31, 2002	596,000	1.055	160,200	1.739

Other Options

Weighted
	Underlying	Avg. Exercise
	Shares	Price

Outstanding at December 31, 2000	138,682	$5.058
Granted	—	—
Exercised	—	—
Forfeited / expired	—	—

Outstanding at December 31, 2001	138,682	5.058
Granted	—	—
Exercised	—	—
Forfeited / expired	—	—

Outstanding at December 31, 2002	138,682	5.058

     Other Options listed above include non-statutory stock options issued to key personnel prior to the adoption of the 1995 Stock Option Plan and a grant to a former director of the Company during 2000.

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number of	Contractual Life	Exercise	Number of	Exercise
Prices	Shares	(years)	Price	Shares	Price

$0.050 to $1.000	308,000	7.41	$0.22	308,000	$0.22
$1.250 to $2.400	317,000	4.80	1.59	237,000	1.22
$2.500 to $5.000	175,882	6.02	2.82	175,882	2.82
$5.100 to $6.000	94,000	1.08	5.73	94,000	5.73

	894,882	5.55	2.10	814,882	1.87

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

     In November 1998, the Company and Agway entered into an agreement relating to the funding by Agway of a feasibility study (the “Feasibility Agreement”) of the Company’s polymer technology for use in agricultural products (other than fertilizers and certain biological products) and food products. Under the terms of the Feasibility Agreement, Planet will be reimbursed for certain qualifying research and development costs relating to such applications. During 2002 and 2001, the Company recorded revenues for reimbursed research and development costs of $102,839 and $62,509, respectively, from Agway under the Feasibility Agreement.

     Also in November 1998, the Company granted Agway an exclusive worldwide license in connection with the Company’s technology for time-release coatings for a variety of agricultural and food products (the “License Agreement”). The License Agreement outlines the general terms and conditions for the rights granted Agway thereunder. The Company and Agway agreed to execute further sub-agreements specifying the royalties to be paid to the Company for Agway’s use of the Company’s technology with certain products. In March 2000, the Company and Agway entered into a Sub-Agreement with respect to animal feed products incorporating Planet’s patented/patent pending coatings and/or polymer systems. Also in March 2000, the Company and Agway entered into another Sub-Agreement with respect to Planet’s patented/patent pending coatings and/or polymer systems sold for use on fruits, vegetables, floral and nursery items. During 2001, the Company received a $100,000 royalty payment from Agway. After receiving proceeds from Agway, pursuant to its royalty payment in October 2001, the Company was required to pay a $6,000 cash transaction fee to an advisor. This payment was made January 24, 2002 and shown in accounts payable at December 31, 2001. No royalties were received or accrued by the Company under the agreement with Agway in 2002.

     On October 1, 2002, Agway, Inc. filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The Sub-Agreement covering the FreshSeal technology and license provided for a minimum royalty of $300,000 on or before October 31, 2002 to maintain exclusivity. This payment was not received or accrued by Planet. Pursuant to the Sub-Agreement, Planet notified Agway that the payment was not received. Under the terms of the Sub-Agreement, Agway had 60 days during which Agway could make the necessary payment and retain market exclusivity for this technology. Agway did not make payment of the minimum royalty as of December 31, 2002. As a result of this failure by Agway to make payment, Planet had the right to issue additional non-exclusive licenses for this technology to other interested parties in the fruit, vegetable, nuts and flowers segments of the agricultural products industry (see Note 13).

     As of December 31, 2002, Agway had been a beneficial owner of more than 10% of the Company’s Common Stock since January 11, 1999 (see Note 13).

PLANET POLYMER TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

12. Legal Proceedings

     In October 2001, the Company settled certain litigation resulting in Planet receiving a cash payment of $125,000, Planet’s insurance carrier paying $25,000 to the opposing party, the return of approximately 70,000 shares of Planet stock and the cancellation of certain unexercised stock options. This settlement resulted in other income in 2001 in the amount of $132,920, comprised of $125,000 from the cash receipt and $7,920 from the return of stock.

13. Subsequent Events

Agway, Inc.

     To consummate the sale and assignment contemplated by the letter agreement dated November 14, 2000 (see Note 11), the Company and Agway agreed on the form of two separate Sale and Licensing Agreements with respect to the agricultural feed technologies and the fruit/produce technologies. On March 25, 2003 the U.S. Bankruptcy Court gave its approval to Agway to enter into the two separate Sale and Licensing Agreements with the Company. Under the Sale and Licensing Agreements, the Company confirmed (i) the assignment of its agricultural feed related patent rights and fruit/produce related patent rights and (ii) the license of its technology related to the agricultural feed products and fruit/produce products, to Agway. In return, the Company will receive an up-front payment of $30,000 for its execution of the agricultural feed agreement and a payment of $100,000 for its execution of the fruit/produce agreement, and will also receive a sales royalty based on net revenues generated from product sales. Agway will also grant the Company exclusive, irrevocable, worldwide, royalty-free limited licenses to use the assigned patents rights for uses other than food and agricultural initiatives. In connection with the agricultural feed agreement, Agway also agreed to assign and transfer to the Company all of Agway’s shares of Planet capital stock. Additionally, under the fruit/produce agreement, Agway may enter into an agreement to sell all or substantially all of the assets of its FreshSeal business, which would include the fruit/produce patent rights assigned by the Company, within 12 months of the date of that agreement. Upon such sale, Agway must pay the Company, among other things, a percentage of the net sales proceeds, up to $200,000. Management cannot assure that the Company will receive significant, if any, royalties and monies under these Sale and Licensing Agreements.

Ryer Industries, LLC

     In January 2003, Ryer again requested a refinancing of the monies due Planet under the Forbearance Agreement. Planet accommodated Ryer in this request by amending the Forbearance Agreement (see Note 4) and structuring a payment schedule beginning in February 2003 and continuing through July 2003. After making the required payment in February 2003, Ryer failed to make requisite payment for March 2003. Pursuant to the Forbearance Agreement, Planet expects to recover all of the assets previously sold to Ryer under the December 28, 2001 agreement.