Form 10QSB
period 2003-03-31
PLANET POLYMER TECHNOLOGIES INC
filed 2003-05-15
CIK 896861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number: 0-26804

PLANET POLYMER TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its character)

CALIFORNIA (State or other jurisdiction of incorporation or organization)	33-0502606 (I.R.S. Employer Identification No.)

9985 Businesspark Avenue, San Diego, California (Address of principal executive offices)	92131 (Zip Code)

(858) 549-5131 (Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] YES	[ ] NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 31, 2003

Common Stock, no par value	9,207,884

Planet Polymer Technologies, Inc.
Form 10-QSB Quarterly Report
Quarter Ended March 31, 2003

PLANET POLYMER TECHNOLOGIES, INC.

CONDENSED BALANCE SHEET (UNAUDITED)

March 31
2003

ASSETS
Current assets:
Cash	$13,642
Accounts receivable	164,304
Note receivable	6,244
Prepaid expenses and other current assets	6,885

Total current assets	$191,075
Property and equipment, net of accumulated depreciation of $77,903	$6,990
Patents, trademarks and license agreements, net of accumulated amortization of $66,927	164,408
Other assets	5,761

Total assets	$368,234

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$109,920
Accrued payroll and vacation	19,031
Accrued expenses	494

Total liabilities	$129,445

Commitments and contingencies
Shareholders’ equity:
Preferred Stock, no par value 4,250,000 shares authorized No shares issued or outstanding	—
Series A Convertible Preferred Stock, no par value 750,000 shares authorized No shares issued or outstanding	—
Common Stock, no par value 20,000,000 shares authorized 9,207,884 shares issued and outstanding	14,648,991
Accumulated deficit	(14,410,202)

Total shareholders’ equity	238,789

Total liabilities and shareholders’ equity	$368,234

See Notes to Unaudited Condensed Financial Statements.

PLANET POLYMER TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,

	2003	2002

Revenues	$155,620	$34,531

Operating expenses:
Cost of revenues	1,221	23,146
General and administrative	162,617	100,321
Marketing	—	19,211
Research and development	—	47,565

Total operating expenses	163,838	190,243

Loss from operations	(8,218)	(155,712)
Other income, net	8,940	671

Net income (loss)	$722	$(155,041)

Earnings (loss) per share (basic and diluted)	$—	$(0.02)

Weighted average common shares outstanding used in per share computations	9,207,884	9,172,028

See notes to Unaudited Condensed Financial Statements.

PLANET POLYMER TECHNOLOGIES, INC.

CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock
			Accumulated
	Shares	Amount	Deficit	Total

Balance at January 1, 2003	9,207,884	$14,648,991	$(14,410,924)	$238,067
Net Income	—	—	722	722

Balance at March 31, 2003 (unaudited)	9,207,884	$14,648,991	$(14,410,202)	$238,789

See notes to Unaudited Condensed Financial Statements.

PLANET POLYMER TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$722	$(155,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,194	7,851
Gain on sale of property and equipment	(1,300)	—
Issuance of Common Stock for services	—	6,340
Changes in assets and liabilities:
Accounts receivable	(129,632)	78,996
Prepaid expenses and other assets	3,327	17,672
Accounts payable	82,105	(92,245)
Accrued expenses	(2,417)	—

Net cash used in operating activities	(46,001)	(136,427)

Cash flows from investing activities:
Proceeds from the sale of property and equipment	1,300	—
Payments from notes receivable	39,872	39,492
Cost of patents and other assets	3,690	—

Net cash provided by investing activities	44,862	39,492

Cash flows from financing activities:
Principal payments on borrowings and capital lease obligations	—	(21,158)

Net cash provided by (used in) financing activities	—	(21,158)

Net decrease in cash	(1,139)	(118,093)
Cash at beginning of period	14,781	291,479

Cash at end of period	$13,642	$173,386

See notes to Unaudited Condensed Financial Statements.

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

          In management’s opinion, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003, are not necessarily indicative of results that may be expected for the year ending December 31, 2003. For additional information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2002, contained in the Company’s Form 10-KSB for the fiscal year ended December 31, 2002.

          Certain prior period amounts have been reclassified to conform to the current period presentation.

2.       Liquidity and Capital Resources

          The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Until the most recent period, the company has incurred losses since inception. As of March 31, 2003, the Company had an accumulated deficit of approximately $14,410,203. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company does not believe that its existing sources of liquidity and anticipated revenue will be adequate to satisfy the Company’s projected working capital and other cash requirements through March 31, 2004, to continue as a public reporting company without raising additional capital. The Company has reduced staff and operating expenses, reduced or sold non-Agway or agricultural assets, while continuing to provide technical research and development for Agway’s FreshSeal and Optigen products activities through an independent consultant. The Company’s future capital requirements will be dependent upon many factors, including, but not limited to, costs associated with the continued support of licenses on the Company’s proprietary polymer materials, costs associated with the enforcement of the Company’s patents, and costs associated with the administration of the Company. Although possible, it is unlikely that the Company will be able to generate positive cash and maintain profitability through December 31, 2003. The Company is evaluating alternatives to raise additional equity and/or reduce the cost structure of the Company.

3.       Earnings (Loss) Per Share

          Earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computer by dividing net income by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. Dilutive potential common shares consist of the incremental common shares issuable upon conversion of the convertible preferred stock (using the “if converted” method) and exercise of stock options and warrants (using the treasury stock method) for all periods.

          The Company has excluded all convertible preferred stock and outstanding stock options and warrants from the calculation of diluted loss per share for the three months ended March 31, 2003, and March 31, 2002, because all such securities are either anti-dilutive for those periods or their impact was insignificant. Accordingly, diluted loss per share equals basic loss per share.

Planet Polymer Technologies, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

The total number of potential common shares excluded from the calculation of diluted loss per share for the three months ended March 31, 2003, was 1,227,441.

4.       Income Taxes

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

5.       Stock-Based Compensation

          As explained in Note 10 in the Form 10-KSB, the Company accounts for stock options granted to employees based on their intrinsic values under the recognition and measurement principles of APB Opinion NO. 25, “Accounting for Stock Issued to Employees, and Related Interpretations,” and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” and the provisions of Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure-an Amendment of FASB Statement No. 123.” Since the exercise price of all of the options granted by the Company to its employees has been equal to or greater than fair value, the Company has not recognized any earned or unearned compensation costs in its financial statements in connection with those options. The Company’s historical net income (loss) per share, and pro forma net income (loss) per share and basic net income (loss) per share, for the three months ended March 31, 2003, and March 31, 2002, assuming compensation cost had been determined based on the fair value of all options at the respective dates of grant determined using a pricing model consistent with the provisions of SFAS 123 are set forth below:

	Three Months Ended
	March 31,
	2003	2002
Net income (loss), as reported	$722	$(155,041)
Stock-based employee compensation expense assuming a fair value based method had been used for all awards	(13,400)	(21,300)

Net loss, pro forma	$(12,678)	$(176,341)

Basic income (loss) per share, as reported	$0.00	$(0.02)

Basic loss per share, pro forma	$(0.00)	$(0.02)

6.       Agway Contract Amendments

          During the three months ended March 31, 2002, the Company restructured certain patent sale and license agreements with Agway resulting in the receipt of $130,000 in license revenue related to the FreshSeal and Optigen products. The amended agreements also call for the Company to receive future royalty payments based on varying percentages of future revenues generated by Agway from sales of related products. No royalties are expected to be received from the sales of the underlying products until the fourth quarter of 2003.

Planet Polymer Technologies, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

7.       Subsequent Events

          Subsequent to March 31, 2003, the Company recovered certain assets previously sold to Ryer Industries, LLC (“Ryer”), due to non-payment by Ryer. In May 2003, the Company resold these assets to Ryer Enterprises, LLC, a newly created entity that intends to continue the commercial use of the related AQUAMIM assets. The sales price was $301,000, with $25,000 received in May and the remainder payable over two years. In addition, the Company has licensed to Ryer Enterprises, LLC, certain patent rights for future royalties payable monthly over an eight year period, after which the Company will transfer the patents to Ryer Enterprises, LLC.

PART I – FINANCIAL INFORMATION
Item 2 – Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Planet Polymer Technologies, Inc.

Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve certain risks and uncertainties. The Company’s actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the Company’s Form 10-KSB for the fiscal year ended December 31, 2002.

OVERVIEW

          Since Planet Polymer Technologies, Inc. (“Planet” or the “Company”) was founded in 1991 substantially all of the Company’s resources have been devoted to the development and commercialization of its technologies and products. This has included the expenditure of funds to develop the Company’s corporate infrastructure and support the Company’s research and development of products, marketing, licensing of products to third parties and corporate administration.

          Until this most recent period Planet has incurred operating losses since inception and had an accumulated deficit as of March 31, 2003 of approximately 14.4 million. The Company’s only anticipated source of revenues is from royalties from Agway, Inc., and Ryer Enterprises, LLC, which are not expected to be sufficient to maintain profitability through December 31, 2003.

RESULT OF OPERATIONS

          The Company’s revenues increased to approximately $156,000 for the three months ended March 31, 2003 from approximately $35,000 for the same period in 2002. This increase was attributable to the receipt of $130,000 in license revenue from Agway, Inc., related to the restructuring of certain patent sale and licensing agreements with Agway, Inc., with respect to the FreshSeal and Optigen products. Additional royalty revenues from Agway, Inc. are not expected until the fourth quarter of 2003 or later. For the period ended March 31, 2002, no royalties were realized relating to AQUAMIM due to the default by Ryer Industries, LLC. In April 2003 the Company recovered the assets sold to Ryer Industries, LLC, and by agreement dated as of May 1, 2003, resold the assets to Ryer Enterprises, LLC, a newly formed entity which intends to continue the commercial employment of the AQUAMIM products. The sale price for the AQUAMIM assets is $301,000 with a down payment of $25,000 and twenty-four monthly installments payable in the amount of $11,500 commencing June 1, 2003. In addition, the Company has licensed to Ryer Enterprises, LLC, the patent rights relating to the AQUAMIM products for royalties which will be payable monthly forty-five days after the close of each month for 8 years after which Planet has agreed to transfer the patents to Ryer Enterprises, LLC, provided it is not in default.

          Cost of revenues decreased to $1,000 for the three months ended March 31, 2003, from approximately $23,000 for the same period in 2001. This decrease was primarily due to the fact the Company no longer directly sells any products.

          Other operating expenses decreased to approximately $163,838 for the three months ended March 31, 2003, from approximately $190,243 for the same period in 2002. This decrease was primarily attributable to the reduction of the remaining staff which was offset in part by increased legal expenses due to the bankruptcy of Agway, Inc., the restructuring of agreements with Agway, and the default by Ryer Industries, LLC, in its remaining obligations to purchase the Company’s AQUAMIM assets.

PART I - FINANCIAL INFORMATION
Item 2 - Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Planet Polymer Technologies, Inc.

          The Company incurred no research and development expenses in the first quarter of 2003 compared to approximately $48,000 for the three months ended March 31, 2002. The Company anticipates limited or no further research and development activities on new products.

          Other income, net increased from approximately $700 for the three months ended March 31, 2002 to approximately $8,940 for the same period in 2003. This increase was primarily attributable to the gain on sale of fixed assets.

LIQUIDITY AND CAPITAL RESOURCES

          The Company used cash of approximately $46,000 for operations for the three months ended March 31, 2002. Such funds were used primarily for administrative support.

          The Company does not believe that its existing sources of liquidity and anticipated revenue will be adequate to satisfy the Company’s projected working capital and other cash requirements through March 2004 to continue operations as a public reporting company without raising additional capital. The Company is evaluating alternatives to raise additional equity and/or reduce the cost structure of the Company by de-registering under the Securities Exchange Act and continuing as a privately held Company. If the Company de-registers it is likely that no market will exist for the Company’s shares. As a privately held company with the Company’s activities limited to collecting royalties from third parties, the Company would endeavor to hold expenses to a minimum and dividend net royalty income to shareholders. Although Agway, Inc., presented Planet with revenue projections from the sale of the FreshSeal and Optigen products being commercialized by Agway which indicate that significant royalties could be realized by Planet in as early as year 2004 and increasing significantly for a ten year period, the ability of Agway or its successor to realize such revenues is subject to material risks, including, without limitation, the ability to obtain a no objection position from the FDA relating to Optigen, market acceptance of the products, product production, and competition from competing products. Due to the continued material risks associated with the ultimate commercialization of these products, no assurance can be made that net royalty income will ever be adequate to pay significant dividends, if any. The Company understands that Agway is in the process of trying to sell the operating divisions of Agway responsible for both the FreshSeal product and the Optigen product. The effect any such sale will have on the timing and amount of royalties which may be received by the Company is uncertain. In addition to royalty revenues from FreshSeal, if Agway is successful in selling the FreshSeal business, the Company may receive from the purchase price up to $200,000 pursuant to the Company’s agreement with Agway.

          There can be no assurance that the Company’s efforts will result in additional funds or that additional financing will be available on acceptable terms, or at all.

Item 3 – Controls and Procedures

Planet Polymer Technologies, Inc.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

          We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Within 90 days prior to the filing of this Quarterly Report on Form 10-QSB, we carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in our periodic SEC filings.

CHANGES IN INTERNAL CONTROLS

          There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

PART II – OTHER INFORMATION

Planet Polymer Technologies, Inc.

Item 1 – Legal Proceedings:

              None

Item 2 – Changes in Securities:

              None

Item 3 – Defaults upon Senior Securities:

              None

Item 4 – Submission of Matters to a Vote of Security Holders:

              None

Item 5 – Other Information:

              Richard C. Bernier resigned as an officer and director of the Company effective February 1, 2003.

              Effective February 1, 2003, H. M. Busby was appointed Chief Executive Officer and Chief Financial Officer of the Company.

              Effective April 24, 2003, 3.0 million shares of the common stock of the Company formerly owned by Agway, Inc., were transferred back to the Company and cancelled, resulting in a decrease of outstanding shares from 9,207,884 to 6,207,884.

Item 6 – Exhibits and Reports on Form 8-K:

              (a) Exhibits:

Exhibit Number	Description

10.43	Purchase, Sale and Licensing Agreement, Ryer Enterprises
99.1	CEO and CFO certification

              (b) Reports on Form 8-K:

              None

Planet Polymer Technologies, Inc.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2003	Planet Polymer Technologies, Inc.

/s/ H. M. Busby
H. M. Busby
Chief Executive Officer
(Oh behalf of Registrant and as Registrant’s Principal Financial and Accounting Officer)

SECTION 302 CERTIFICATION

     I.     H. M. Busby, certify that:

     1.     I have reviewed this quarterly report on Form 10-QSB of Planet Polymer Technologies, Inc.:

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

     5.     I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

             a)     All significant deficiencies in the design or operation or internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

             b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ H. M. Busby

H. M. Busby, Chief Executive Officer

/s/ H. M. Busby

H. M. Busby, Chief Financial Officer

May 14, 2003