Form 10QSB
period 2003-06-30
PLANET POLYMER TECHNOLOGIES INC
filed 2003-08-14
CIK 896861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2003

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

[ X ] YES	[ ] NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 30, 2003

Common Stock, no par value	6,207,884

Planet Polymer Technologies, Inc.
Form 10-QSB Quarterly Report
Quarter Ended June 30, 2003

PLANET POLYMER TECHNOLOGIES, INC.

CONDENSED BALANCE SHEET (UNAUDITED)

June 30,
2003

ASSETS
Current assets:
Cash	$49,581
Accounts receivable	26,519
Note receivable	114,610
Prepaid expenses and other current assets	6,141

Total current assets	196,851
Property and equipment, net	5,795
Patents, trademarks and license agreements, net of accumulated amortization of $70,617	160,719
Note receivable	122,182
Other assets	5,761

Total assets	$491,308

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities - accounts payable	$72,039

Commitments and contingencies
Shareholders’ equity:
Preferred Stock, no par value
4,250,000 shares authorized
No shares issued or outstanding
Series A Convertible Preferred Stock, no par value
750,000 shares authorized
No shares issued or outstanding
Common Stock, no par value
20,000,000 shares authorized
6,207,884 shares issued and outstanding	11,648,991
Additional paid-in capital	3,000,000
Accumulated deficit	(14,229,722)

Total shareholders’ equity	419,269

Total liabilities and shareholders’ equity	$491,308

SEE NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

PLANET POLYMER TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Revenues	$10,720	$43,238	$166,340	$77,769

Operating expenses:
Cost of revenues	1,221	32,313	2,442	55,460
General and administrative	107,347	86,688	270,184	187,009
Marketing	—	30,342	—	49,552
Research and development	—	37,390	—	84,955
Loss from impairment of intangible assets	—	62,159	—	62,159

Total operating expenses	108,568	248,892	272,626	439,135

Loss from operations	(97,848)	(205,654)	(106,286)	(361,366)
Other income, net	278,548	19,945	287,488	20,616

Net income (loss) applicable to common shareholders	$180,700	$(185,709)	$181,202	$(340,750)

Net income (loss) per share applicable to common shareholders (basic and diluted)	$0.03	$(0.02)	$0.03	$(0.04)

Weighted average shares outstanding used in per share computations	6,207,884	9,178,004	6,207,884	9,178,004

SEE NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

PLANET POLYMER TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$181,202	$(340,750)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,768	15,543
Loss from impairment of intangible assets	—	62,159
Gain on sale of property and equipment	(1,300)	(13,500)
Gain on sale of long-lived assets	(275,610)	—
Issuance of Common Stock for services	—	6,340
Changes in assets and liabilities:
Accounts receivable	8,154	103,417
Prepaid expenses and other assets	4,071	39,530
Accounts payable	44,223	(87,831)
Accrued expenses	(21,942)	—

Net cash used in operating activities	(51,434)	(215,092)

Cash flows from investing activities:
Proceeds from the sale of property and equipment	1,300	13,500
Proceeds from note receivable	84,934	97,577

Net cash provided by investing activities	86,234	111,077

Cash flows from financing activities:
Principal payments on borrowings and capital lease obligations	—	(37,231)

Net cash used in financing activities	—	(37,231)

Net increase (decrease) in cash	34,800	(141,246)
Cash at beginning of period	14,781	291,479

Cash at end of period	$49,581	$150,233

SEE NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Planet Polymer Technologies, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

     In management’s opinion, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003, are not necessarily indicative of results that may be expected for the year ending December 31, 2003. For additional information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2002, contained in the Company’s Form 10-KSB for the fiscal year ended December 31, 2002.

     Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	Liquidity and Capital Resources

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Until the most recent period, the Company has incurred losses since inception. As of June 30, 2003, the Company had an accumulated deficit of approximately $14,229,722. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company does not believe that its existing sources of liquidity and anticipated revenue will be adequate to satisfy the Company’s projected working capital and other cash requirements through June 30, 2004, to continue as a public reporting company without raising additional capital. The Company has reduced staff and operating expenses, reduced or sold non-Agway or agricultural assets, while continuing to provide technical research and development for Agway’s FreshSeal and Optigen products activities through an independent consultant. The Company’s future capital requirements will be dependent upon many factors, including, but not limited to, costs associated with the continued support of licenses on the Company’s proprietary polymer materials, costs associated with the enforcement of the Company’s patents, and costs associated with the administration of the Company. Although possible, it is unlikely that the Company will be able to generate positive cash flow and maintain profitability through December 31, 2003. The Company is evaluating alternatives to raise additional equity and/or reduce the cost structure of the Company.

     During the six months ended June 30, 2003, the Company recovered certain assets previously sold to Ryer Industries, LLC (“Ryer”), due to non-payment by Ryer. In May 2003, the Company resold these assets to Ryer Enterprises, LLC, a newly created entity that intends to continue the commercial use of the related AQUAMIM assets. The sales price was $301,000, with $25,000 received in May and the remainder payable over two years. In addition, the Company has licensed to Ryer Enterprises, LLC, certain patent rights for future royalties payable monthly over an eight year period, after which the Company will transfer the patents to Ryer Enterprises, LLC.

3.	Earnings (Loss) Per Share

     Earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. Dilutive

Planet Polymer Technologies, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

potential common shares consist of the incremental common shares issuable upon conversion of the convertible preferred stock (using the “if converted” method) and exercise of stock options and warrants (using the treasury stock method) for all periods.

     The Company has excluded all convertible preferred stock and outstanding stock options and warrants from the calculation of diluted loss per share for the three and six months ended June 30, 2003 and June 30, 2002, because all such securities are either anti-dilutive for those periods or their impact was insignificant. Accordingly, diluted loss per share equals basic loss per share. The total number of potential common shares excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2003 was 1,414,941.

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

     As explained in Note 10 in the Form 10-KSB, the Company accounts for stock options granted to employees based on their intrinsic values under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations,” and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” and the provisions of Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure-an Amendment of FASB Statement No. 123.” Since the exercise price of all of the options granted by the Company to its employees has been equal to or greater than fair value, the Company has not recognized any earned or unearned compensation costs in its financial statements in connection with those options. The Company’s historical net income (loss) per share and pro forma net income (loss) per share for the three and six months ended June 30, 2003, and June 30, 2002, assuming compensation cost had been determined based on the fair value of all options at the respective dates of grant determined using a pricing model consistent with the provisions of SFAS 123 are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss), as reported	$180,700	$(185,709)	$181,202	$(340,750)
Stock-based employee compensation expense assuming a fair value based method had been used for all awards	(14,000)	(22,000)	(27,400)	(43,300)

Net loss, pro forma	(166,700)	(207,709)	153,802)	(384,050)

Basic earnings (loss) per share, as reported	$0.03	$(0.02)	$0.02	$(0.04)

Basic earnings (loss) per share, pro forma	$0.03	$(0.02)	$0.02	$(0.04)

Planet Polymer Technologies, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

6.	Agway Contract Amendments

     During the six months ended June 30, 2003, the Company restructured certain patent sale and license agreements with Agway resulting in the receipt of $130,000 in license revenue related to the FreshSeal and Optigen products. The amended agreements also call for the Company to receive future royalty payments based on varying percentages of future revenues generated by Agway from sales of related products. No royalties are expected to be received from the sales of the underlying products until the fourth quarter of 2003.

7.	Subsequent Events

     The Company experienced no significant events subsequent June 30, 2003.

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

     Until this most recent period Planet has incurred operating losses since inception and had an accumulated deficit as of June 30, 2003 of approximately 14.2 million. The Company’s only anticipated source of revenues is from royalties from Agway, Inc., and Ryer Enterprises, LLC, which are not expected to be sufficient to maintain profitability through December 31, 2003.

RESULT OF OPERATIONS

     The Company’s revenues decreased to approximately $33,000 for the three months ended June 30, 2003 from approximately $43,000 for the same period in 2002. However, year-to-date revenue has increased $89,000 from the same period in 2002. This increase is attributable to the receipt of $130,000 in license revenue from Agway, Inc., related to the restructuring of certain patent sale and licensing agreements with Agway, Inc., with respect to the FreshSeal and Optigen products. Additional royalty revenues from Agway, Inc. are not expected until the fourth quarter of 2003 or later. For the period ended June 30, 2003, no royalties were realized relating to AQUAMIM due to the default by Ryer Industries, LLC. However, the approximately $11,000 in revenue generated is primarily related to consulting services provided by the Company to Ryer Enterprises, LLC. In April 2003 the Company recovered the assets sold to Ryer Industries, LLC, and by agreement dated as of May 1, 2003, resold the assets to Ryer Enterprises, LLC, a newly formed entity which intends to continue the commercial employment of the AQUAMIM products. The sale price for the AQUAMIM assets is $301,000 with a down payment of $25,000 and twenty-four monthly installments payable in the amount of $11,500 commencing June 1, 2003. In addition, the Company has licensed to Ryer Enterprises, LLC, the patent rights relating to the AQUAMIM products for royalties which will be payable monthly forty-five days after the close of each month for 8 years after which Planet has agreed to transfer the patents to Ryer Enterprises, LLC, provided it is not in default.

     Cost of revenues decreased to approximately $1,000 for the three months ended June 30, 2003, from approximately $32,000 for the same period in 2002. This decrease was primarily due to the fact the Company no longer directly sells any products.

     Total operating expenses decreased to approximately $109,000 for the three months ended June 30, 2003, from approximately $249,000 for the same period in 2002. This decrease was primarily attributable to the reduction of the remaining staff which was offset in part by increased legal expenses

PART I — FINANCIAL INFORMATION
Item 2 — Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Planet Polymer Technologies, Inc.

due to the bankruptcy of Agway, Inc., the restructuring of agreements with Agway, and the default by Ryer Industries, LLC, in its remaining obligations to purchase the Company’s AQUAMIM assets.

     The Company incurred no research and development expenses in the second quarter of 2003 compared to approximately $37,000 for the three months ended June 30, 2003. The Company anticipates limited or no further research and development activities on new products.

     Other income, net increased from approximately $20,000 for the three months ended June 30, 2003, to approximately $279,000 for the same period in 2003. This increase was primarily attributable to the gain on sale of fixed assets and license revenue from Agway.

LIQUIDITY AND CAPITAL RESOURCES

     The Company used cash of approximately $51,000 for operations for the three months ended June 30, 2003. Such funds were used primarily for administrative support.

     The Company does not believe that its existing sources of liquidity and anticipated revenue will be adequate to satisfy the Company’s projected working capital and other cash requirements through March 2004 to continue operations as a public reporting company without raising additional capital. The Company is evaluating alternatives to raise additional equity and/or reduce the cost structure of the Company by de-registering under the Securities Exchange Act and continuing as a privately held Company. If the Company de-registers it is likely that no market will exist for the Company’s shares. As a privately held company with the Company’s activities limited to collecting royalties from third parties, the Company would endeavor to hold expenses to a minimum and dividend net royalty income to shareholders. Although Agway, Inc., presented the Company with revenue projections from the sale of the FreshSeal and Optigen products being commercialized by Agway, which indicate that significant royalties could be realized by Planet in as early as year 2004 and increasing significantly for a ten year period, the ability of Agway or its successor to realize such revenues is subject to material risks, including, without limitation, the ability to obtain a no objection position from the FDA relating to Optigen, market acceptance of the products, product production, and competition from competing products. Due to the continued material risks associated with the ultimate commercialization of these products, no assurance can be made that net royalty income will ever be adequate to pay significant dividends, if any. The Company understands that Agway is in the process of trying to sell the operating divisions of Agway responsible for both the FreshSeal product and the Optigen product. The effect any such sale will have on the timing and amount of royalties which may be received by the Company is uncertain. In addition to royalty revenues from FreshSeal, if Agway is successful in selling the FreshSeal business, the Company may receive from the purchase price up to $200,000 pursuant to the Company’s agreement with Agway.

     There can be no assurance that the Company’s efforts will result in additional funds or that additional financing will be available on acceptable terms, or at all.

Item 3 — Controls and Procedures

Planet Polymer Technologies, Inc.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2003. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities and Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

     None

Item 3 — Defaults upon Senior Securities:

     None

Item 4 — Submission of Matters to a Vote of Security Holders:

     None

Item 5 — Other Information:

     Effective April 24, 2003, 3.0 million shares of the common stock of the Company formerly owned by Agway, Inc., were transferred back to the Company and cancelled, resulting in a decrease of outstanding shares from 9,207,884 to 6,207,884. This transfer was made in consideration for a reduction in the Company’s future royalties percentage.

     On April 1, 2003, the Company made a grant to Richard C. Bernier of 25,000 option shares to purchase Common Stock of the Company at $0.05 per share, with an expiration date of April 1, 2013.

     On May 19, 2003, the Company made a grant to H. M. Busby of 50,000 option shares to purchase Common Stock of the Company at $0.06 per share, with an expiration date of May 19, 2013.

     On May 19, 2003, the Company made a grant to Robert Petcavich of 12,500 option shares to purchase Common Stock of the Company at $0.14 per share, with an expiration date of May 19, 2013, and another grant to Robert Petcavich of 50,000 option shares to purchase Common Stock of the Company at $0.06 per share, with an expiration date of May 19, 2013.

     On May 19, 2003, the Company made a grant to Ronald Sunderland of 50,000 option shares to purchase Common Stock of the Company at $0.06 per share, with an expiration date of May 19, 2013.

Item 6 — Exhibits and Reports on Form 8-K:

     (a)  Exhibits:

Exhibit Number	Description

10.43	Purchase, Sale and Licensing Agreement, Ryer Enterprises, LLC

10.44	Promissory Note by Ryer Enterprises, LLC, executed in favor of the Company, and accompanying Amortization Schedule

31.1	CEO and CFO certification pursuant to Section 302
32.1	CEO and CFO certification pursuant to Section 906

PART II — OTHER INFORMATION

Planet Polymer Technologies, Inc.

     (b)  Reports on Form 8-K:

     News release describing the Company’s first ever profitable quarter attached to Form 8-K as Exhibit 99.1.

SIGNATURES

Pursuant to with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2003	Planet Polymer Technologies, Inc.

/s/ H. M. Busby

H. M. Busby
Chief Executive Officer
(On behalf of Registrant and as Registrant’s
Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H. M. Busby	Chief Executive Officer,	August 14, 2003
Chief Financial Officer
(Principal Executive Officer and
Principal Financial Officer)

/s/ H. M. Busby	Director	August 14, 2003