Form 10QSB
period 2003-09-30
PLANET POLYMER TECHNOLOGIES INC
filed 2003-11-14
CIK 896861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number: 0-26804

PLANET POLYMER TECHNOLOGIES, INC

(Exact name of small business issuer as specified in its character)

CALIFORNIA	33-0502606

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9985 Businesspark Avenue, San Diego, California	92131

(Address of principal executive offices)	(Zip Code)

(858) 549-5131

(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ YES	☐ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 30, 2003

Common Stock, no par value	6,207,884

Planet Polymer Technologies, Inc.
Form 10-QSB Quarterly Report
Quarter Ended September 30, 2003

PLANET POLYMER TECHNOLOGIES, INC.

CONDENSED BALANCE SHEET (UNAUDITED)

September 30,
2003

ASSETS
Current assets:
Cash	$30,510
Accounts receivable	27,913
Note receivable	126,865
Prepaid expenses and other current assets	179

Total current assets	185,467
Property and equipment, net	4,677
Patents, trademarks and license agreements, net of accumulated amortization of $74,306	157,030
Note receivable	89,631
Other assets	5,761

Total assets	$442,566

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities — accounts payable	$58,556

Commitments and contingencies
Shareholders’ equity:
Preferred Stock, no par value, 4,250,000 shares authorized, no shares issued or outstanding
Series A Convertible Preferred Stock, no par value, 750,000 shares authorized, no shares issued or outstanding
Common Stock, no par value, 20,000,000 shares authorized, 6,207,884 shares issued and outstanding	11,648,991
Additional paid-in capital	3,000,000
Accumulated deficit	(14,264,981)

Total shareholders’ equity	384,010

Total liabilities and shareholders’ equity	$442,566

SEE NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

PLANET POLYMER TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Revenues	$8,534	$63,879	$174,874	$141,648

Operating expenses:
Cost of revenues	982	46,798	3,424	102,258
General and administrative	46,665	147,993	316,849	335,002
Marketing	—	33,461	—	83,014
Research and development	—	22,687	—	107,642
Loss on impairment of intangible assets	—	—	—	62,159

Total operating expenses	47,647	250,939	320,273	690,075

Loss from operations	(39,113)	(187,060)	(145,399)	(548,427)
Other income, net	3,854	4,894	291,342	25,509

Net income (loss) applicable to common shareholders	$(35,259)	$(182,166)	$145,943	$(522,918)

Net income (loss) per share applicable to common shareholders (basic and diluted)	$(0.01)	$(0.02)	$0.02	$(0.06)

Weighted average shares outstanding used in per share computations	6,207,884	9,207,884	6,207,884	9,182,312

SEE NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

PLANET POLYMER TECHNOLOGIES, INC.

CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2003

	Common Stock		Additional	Accumulated

	Shares	Amount	Paid-in Capital	Deficit	TOTAL

Balance at January 1, 2003	9,207,884	$14,648,991	$—	$(14,410,924)	$238,067
Common Stock received in Agway contract amendment and retired	(3,000,000)	(3,000,000)	3,000,000	—	—
Net income	—	—	—	145,943	145,943

Balance at September 30, 2003	6,207,884	$11,648,991	$3,000,000	$(14,264,981)	$384,010

SEE NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

PLANET POLYMER TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$145,943	$(522,918)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	14,575	22,209
Bad debts	—	80,000
Loss from impairment of intangible assets	—	62,159
Gain on sale of property and equipment	(1,300)	(13,500)
Gain on sale of long-lived assets	(275,610)	—
Issuance of Common Stock for services	—	6,340
Changes in assets and liabilities:
Accounts receivable	6,760	78,162
Prepaid expenses and other current assets	10,033	49,702
Accounts payable	30,740	(33,632)
Accrued expenses	(21,942)	(55,404)

Net cash used in operating activities	(90,801)	(326,882)

Cash flows from investing activities:
Proceeds from the sale of property and equipment	1,300	13,500
Proceeds from note receivable	105,230	112,831

Net cash provided by investing activities	106,530	126,331

Cash flows from financing activities:
Principal payments on borrowings and capital lease obligations	—	(39,675)

Net cash used in financing activities	—	(39,675)

Net increase (decrease) in cash	15,729	(240,226)
Cash at beginning of period	14,781	291,479

Cash at end of period	$30,510	$51,253

Supplemental non-cash investing and financing activities:
Issuance of Common Stock for services	—	$6,340

SEE NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Planet Polymer Technologies, Inc.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Basis of Presentation

     In management’s opinion, the accompanying unaudited condensed financial statements of Planet Polymer Technologies, Inc. (“Planet” or the “Company”) have been prepared in accordance with the interim reporting requirements of Form 10-QSB, pursuant to the rules and regulations of the Securities and Exchange Commission. However, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     In management’s opinion, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003, are not necessarily indicative of results that may be expected for the year ending December 31, 2003. For additional information, refer to the Company’s financial statements and notes thereto for the year ended December 31, 2002, contained in the Company’s Form 10-KSB for the fiscal year ended December 31, 2002.

     Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	Liquidity and Capital Resources

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Until the most recent period, the Company has incurred losses since inception. As of September 30, 2003, the Company had an accumulated deficit of approximately $14,264,981. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company does not believe that its existing sources of liquidity and anticipated revenue will be adequate to satisfy the Company’s projected working capital and other cash requirements through September 30, 2004, to continue as a public reporting company without raising additional capital. The Company has reduced staff and operating expenses, reduced or sold non-Agway or agricultural assets, while continuing to provide technical research and development for Agway’s FreshSeal and Optigen products activities through an independent consultant. The Company’s future capital requirements will be dependent upon many factors, including, but not limited to, costs associated with the continued support of licenses on the Company’s proprietary polymer materials, costs associated with the enforcement of the Company’s patents, and costs associated with the administration of the Company. Although possible, it is unlikely that the Company will be able to generate positive cash flow and maintain profitability through December 31, 2003. The Company is evaluating alternatives to raise additional equity and/or reduce the cost structure of the Company.

     During the nine months ended September 30, 2003, the Company recovered certain assets previously sold to Ryer Industries, LLC (“Ryer”), due to non-payment by Ryer. In May 2003, the Company resold these assets to Ryer Enterprises, LLC, a newly created entity that intends to continue the commercial use of the related AQUAMIM assets. The sales price was $301,000, with $25,000 received in May and the remainder payable over two years. In addition, the Company has licensed to Ryer Enterprises, LLC, certain patent rights for future royalties payable monthly over an eight year period, after which the Company will transfer the patents to Ryer Enterprises, LLC.

3.	Earnings (Loss) Per Share

     Earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. Dilutive

Planet Polymer Technologies, Inc.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

potential common shares consist of the incremental common shares issuable upon conversion of the convertible preferred stock and exercise of stock options and warrants (using the treasury stock method) for all periods.

     The Company has excluded all convertible preferred stock and outstanding stock options and warrants from the calculation of diluted loss per share for the three and nine months ended September 30, 2003 and September 30, 2002, because all such securities are either anti-dilutive for those periods or their impact was insignificant. Accordingly, diluted loss per share equals basic loss per share. The total number of potential common shares excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2003 was 1,414,941.

4.	Stock-Based Compensation

     As explained in Note 10 in the Form 10-KSB, the Company accounts for stock options granted to employees based on their intrinsic values under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations,” and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” and the provisions of Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure-an Amendment of FASB Statement No. 123.” Since the exercise price of all of the options granted by the Company to its employees has been equal to or greater than fair value, the Company has not recognized any earned or unearned compensation costs in its financial statements in connection with those options. The Company’s historical net income (loss) per share and pro forma net income (loss) per share for the three months ended September 30, 2003, and September 30, 2002, assuming compensation cost had been determined based on the fair value of all options at the respective dates of grant determined using a pricing model consistent with the provisions of SFAS 123 are set forth below:

	Three Months Ended September 30		Nine Months Ended September 30

	2003	2002	2003	2002

Net income (loss), as reported	$(35,259)	$(182,166)	$145,943	$(522,918)
Stock-based employee compensation expense assuming a fair value based method had been used for all awards	(17,700)	(19,000)	(45,100)	(62,300)

Net Income (loss), pro forma	$(52,959)	$(201,166)	$100,843	$(585,218)

Basic earnings (loss) per share, as reported	$(0.01)	$(0.02)	$0.02	$(0.06)

Basic earnings (loss) per share, pro forma	$(0.01)	$(0.02)	$0.02	$(0.06)

Planet Polymer Technologies, Inc.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

5.	Agway Contract Amendments

     During the nine months ended September 30, 2003, the Company restructured certain patent sale and license agreements with Agway resulting in the receipt of $130,000 in license revenue related to the FreshSeal and Optigen products. The amended agreements also call for the Company to receive future royalty payments based on varying percentages of future revenues generated by Agway from sales of related products. During this quarter, the Company received royalties in the amount of approximately $1,400.00 from the sales of the underlying products.

6.	Legal Proceedings

     On October 31, 2003, H.G. Fenton Company, as Landlord of the premises currently leased by the Company, initiated a complaint in the Superior Court of the State of California, County of San Diego, for unlawful detainer seeking recovery of the premises and past due rent in the amount of approximately $2,000. The Company had previously notified the Landlord of its intention to terminate the Lease and vacate the premises. The Company disagreed with the Landlord over the amount the Landlord claimed to be due as a result of early termination of the Lease. The Company had placed with the Landlord a security deposit equal to approximately three (3) months rent which the Company believes adequately compensates the Landlord for early termination of the Lease.

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

     Until the first quarter of 2003, Planet had incurred operating losses since inception and had an accumulated deficit as of September 30, 2003 of approximately 14.2 million. The Company’s only anticipated source of revenues is from royalties from Agway, Inc., and Ryer Enterprises, LLC, which are not expected to be sufficient to maintain profitability through December 31, 2003.

RESULT OF OPERATIONS

     The net loss for the three months ended September 30, 2003, was approximately $35,000 compared to a net loss of approximately $182,000 for the three month period ended September 30, 2002. The Company recognized net income for the nine months ended September 30, 2003, of approximately $146,000 compared to a net loss of approximately $523,000 for the same period of 2002. The Company’s revenues decreased to approximately $8,500 for the three months ended September 30, 2003 from approximately $64,000 for the same period in 2002 as a result of the continued decline of the Company’s activities. However, year-to-date revenue has increased $32,000 from the same period in 2002. This increase is attributable to the receipt of $130,000 in license revenue from Agway, Inc. related to the restructuring of certain patent sale and licensing agreements with Agway, Inc., with respect to the FreshSeal and Optigen products. Additional royalty revenues from Agway, Inc., for the three month period ended September 30, 2003, were approximately $1,400 and only minimal royalties are expected in the fourth quarter of 2003. For the period ended September 30, 2003, no royalties were realized relating to AQUAMIM.

     Agway has advised Planet that it has discontinued sales of Optigen coated feed products pending the submission and approval, if given, of a feed additive petition with the Food and Drug Administration. The requirement to submit and obtain approval of a food additive petition could significantly delay realization of royalties on the sale of Optigen products and obtaining regulatory approval is always uncertain. Agway has further advised Planet that it is seeking a buyer for both the FreshSeal and Optigen lines of business as part of Agway’s bankruptcy process. In connection with seeking a buyer for the Optigen line of business, Agway has advised Planet that the sale of this business line has been complicated by the inability to resolve certain patent infringement issues which have been raised by another company. While there is still some optimism that significant sales of Optigen coated feed products could develop which could generate significant royalties for the Company, significant and

PART I — FINANCIAL INFORMATION
Item 2 — Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Planet Polymer Technologies, Inc.

material uncertainties remain relating to the regulatory approval process, patent infringement issues, and the continuation of the Agway bankruptcy proceedings.

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

     Cost of revenues decreased to approximately $1,000 for the three months ended September 30, 2003, from approximately $47,000 for the same period in 2002. This decrease was primarily due to the fact the Company no longer directly sells any products and has restricted other activities.

     Total operating expenses decreased to approximately $48,000 for the three months ended September 30, 2003, from approximately $251,000 for the same period in 2002. This decrease was primarily attributable to the reduction of the remaining staff.

     The Company incurred no research and development expenses in the third quarter of 2003 compared to approximately $23,000 for the three months ended September 30, 2002. The Company anticipates limited or no further research and development activities on new products.

     Other income, net decreased from approximately $5,000 for the three months ended September 30, 2002, to approximately $4,000 for the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

     The Company used cash of approximately $91,000 for operations for the nine months ended September 30, 2003. Such funds were used primarily for administrative support.

     The Company does not believe that its existing sources of liquidity and anticipated revenue will be adequate to satisfy the Company’s projected working capital and other cash requirements through March 2004 to continue operations as a public reporting company without raising additional capital. The Company is evaluating alternatives to raise additional equity and/or reduce the cost structure of the Company by de-registering under the Securities Exchange Act and continuing as a privately held Company. If the Company de-registers it is likely that no market will exist for the Company’s shares. As a privately held company with the Company’s activities limited to collecting royalties from third parties, the Company would endeavor to hold expenses to a minimum and dividend net royalty income to shareholders. Although Agway, Inc. presented the Company with revenue projections from the sale of the FreshSeal and Optigen products being commercialized by Agway, which indicate that significant royalties could be realized by Planet in as early as year 2004 and increasing significantly for a ten year period, the ability of Agway or its successor to realize such revenues is subject to material risks, including, without limitation, the inability to obtain a no objection position from the FDA relating to Optigen and requirement to file a food additive petition, market acceptance of the products, product production, and competition from competing products and potential patent infringement claims. Due to

PART I — FINANCIAL INFORMATION
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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2003. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities and Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CHANGES IN INTERNAL CONTROLS

     There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

Item 1 – Legal Proceedings:

     On October 31, 2003, H.G. Fenton Company, as Landlord of the premises currently leased by the Company, initiated a complaint in the Superior Court of the State of California, County of San Diego, for unlawful detainer seeking recovery of the premises and past due rent in the amount of approximately $2,000. The Company had previously notified the Landlord of its intention to terminate the Lease and vacate the premises. The Company disagreed with the Landlord over the amount Landlord claimed to be due as a result of early termination of the Lease. The Company had placed with the Landlord a security deposit equal to approximately three (3) months rent which the Company believes adequately compensates the Landlord for early termination of the Lease.

Item 2 – Changes in Securities:

     None

Item 3 – Defaults upon Senior Securities:

     None

Item 4 – Submission of Matters to a Vote of Security Holders:

     On July 9, 2003, the Company held its Annual Shareholders Meeting in which the Shareholders elected the following individuals as Directors.

Director	Votes For	Votes Against or Withheld

H. Mac Busby	5,786,460	29,084
Robert Petavich, Ph.D.	5,786,460	29,084
Ronald B. Sunderland	5,786,460	29,084

     The Shareholders also ratified the selection of J.H. Cohn as Auditor with 5,785,857 votes cast for, 17,237 votes cast against, and 12,450 votes withheld.

Item 5 – Other Information:

     None

Item 6 – Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit 31.1	Certification of Principal Executive Officer and Financial Officer.

Exhibit 31.2	Certification of Principal Executive Officer and Financial Officer.

     (b) Reports on Form 8-K

          Form 8-K filed August 22, 2003, which attached the Company’s news release dated August 22, 2003, as Exhibit 99.2 describing the Company’s Second Quarter revenues and expenses and discussing the Company’s relationship with Agway.

SIGNATURES

In accordance with the requirements of Exchange Act, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2003	Planet Polymer Technologies, Inc.

/s/ H. M. Busby

H. M. Busby
Chief Executive Officer
(On behalf of Registrant and as Registrant’s Principal Financial and Accounting Officer)