Form 10KSB
period 2003-12-31
PLANET POLYMER TECHNOLOGIES INC
filed 2004-03-30
CIK 896861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
Commission File No. 0-26804

PLANET POLYMER TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

CALIFORNIA	33-0502606
(State or other jurisdiction of	(IRS Employer identification No.)
incorporation of organization)

6835 Flanders Drive, Suite 100 San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (619) 291-5694

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, No Par Value

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

     Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

     The issuer’s revenues for the year ending December 31, 2003 were $175,082.

     The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 22, 2004 was $372,473, based on the average of the 4:00 p.m. closing bid and ask prices of $0.06 as reported on the Over-the-Counter Bulletin Board.

     As of March 22, 2004, 6,207,884 shares of the Company’s Common Stock were outstanding and no shares of the Company’s Series A Preferred Stock were outstanding.

Transitional Small Business Disclosure Format (check one) ☐ yes ☒ no

PLANET POLYMER TECHNOLOGIES, INC.

FORM-10KSB
Year Ended December 31, 2003

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

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

Planet Polymer Technologies, Inc.

     Planet Polymer Technologies, Inc. is an advanced materials company that developed and licensed unique hydro-soluble polymer and biodegradable materials. In April 2003 the Company recovered in lieu of foreclosure the AQUAMIM® Metal Injection Molding technology and manufacturing assets previously sold to Ryer Industries, LLC, and by agreement dated May 1, 2003, resold the assets to Ryer Enterprises, LLC, a newly formed entity which intends to continue the commercial employment of the AQUAMIM® products. In addition, the Company has licensed to Ryer Enterprises, LLC, the patent rights relating to the AQUAMIM® products for royalties which will be payable monthly forty-five (45) days after the close of each month for eight (8) years after which the Company has agreed to transfer the patents to Ryer Enterprises, LLC, provided it is not in default.

     Effective January 15, 2004 BASF acquired CPG Technologies, the Fresh Seal® post harvest treatment business from Agway. Also, in January 2004 Agway sold its rights to the agricultural feed products marketed under the trademark Optigen® 1200 to Alltech. Management is hopeful that BASF and Alltech, which have greater financial resources than Agway, will be better able to successfully commercialize the FreshSeal® and Optigen® technologies in the commercialization of the Company’s EnviroPlastic CRT controlled-release technologies developed by Planet for Agway. During 2003, Planet’s activities were limited as the Company awaited and monitored the progress of Agway, Inc.

     Planet’s patented development technologies are listed below:

▪	EnviroPlastic CRT controlled-release technology — Polymer coating technologies for use other than agriculture and produce products

▪	EnviroPlastic Z — Biodegradable and compostable polymers

▪	Aquadro — Hydrodegradable (water dispersible) polyvinyl alcohol resin

▪	AQUAMIM® Metal Injection Molding — Moldable metal filled polymers

     Planet is currently not developing any new products. However, on March 18, 2004, Planet entered into an Asset Purchase Agreement with Allergy Free, LLC, pursuant to which Planet has agreed to acquire substantially all of the assets of Allergy Free, LLC. Allergy Free is engaged in the business of designing, manufacturing, selling and distributing consumer products for use by allergy sensitive persons. If the acquisition is approved by Planet’s shareholders and completed as contemplated by the Agreement, Planet, through personnel and facilities acquired from Allergy Free will continue Allergy Free’s business activities and seek to incorporate Planet’s polymer technologies and know-how into developing new products for the Allergy Free business. Investors are encouraged to review our report on Form 8K filed with the Securities and Exchange Commission on March 23, 2004, which discusses more thoroughly the terms of the proposed acquisition and which is available through EDGAR at www.sec.gov, and when available, the Company’s Proxy Statement which will also be available through EDGAR.

     Planet was incorporated under the laws of California in August 1991. Planet’s principal executive offices are located at 6835 Flanders Drive, Suite 100, San Diego, California 92121, and its telephone number is (619) 291-5694.

Products and Technologies

     Planet used its polymer chemistry expertise to provide water soluble and degradable technology-based solutions to the current and emerging needs of the agricultural market principally through its arrangement with Agway.

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

     This coating technology is also utilized to control the release and transfer rates of nitrogen and oxygen, to assist in controlling the ripening of fruits and vegetables. Planet entered into a licensing agreement with Agway in 1999 to develop commercial coatings for use on fruits, vegetables, floral and nursery applications that has resulted in the launch, in October 2000, of FreshSeal® coating for use on fruits and vegetables. Agway is in the early stages of the extended multi-year commercial rollout of this product family. Agway’s product reception and success to date in the marketplace has been encouraging and resulted in a very modest royalty-generating license in 2001. Effective January 15, 2004, Agway sold its rights to FreshSeal® to BASF AG.

     The Company has also been highly engaged in development work with Agway since 1999 on the use of its controlled-release technology for animal feed. It is being evaluated as a specialty coating for urea to allow for more efficient, controlled release of nitrogen for dairy cows. The product named Optigen®1200 by Agway’s Country Products Group, was in field testing while it petitioned the FDA for product approval as a feed additive. Effective January 2004, Agway sold its rights to Optigen® to Alltech.

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

     AQUAMIM® Metal Injection Molding. AQUAMIM® is designed for the production of precision metal components utilizing a water debinding process, which eliminates the need for hazardous solvents or acids. AQUAMIM® feedstock is a mixture of metal powders and the Company’s proprietary water soluble polymer binder. Various industrial and consumer products can be manufactured by the AQUAMIM® technology. The Company currently offers stainless steel compounds, 316L, 17-4PH, and 420; iron-nickel; tool steels M2, and M4; and heavy metal alloys, tungsten copper and tungsten carbide cobalt. The patents for AQUAMIM® are No. 5,977,230 and No. 6,008,281. Although the AQUAMIM® technologies were sold to Ryer Industries in 2001, in April 2003, Planet recovered these assets as a result of Ryer Industries default under a Forbearance Agreement and subsequently, on May 1, 2003, resold the AQUAMIM® technology to Ryer Enterprises, LLC.

Markets and Applications

     Agricultural Feed & Fruit/Vegetable Initiatives. On March 25, 2003, the U.S. Bankruptcy Court gave its approval to Agway to enter into the two Sale and Licensing Agreements with the Company with respect to the Company’s agricultural feed and fruit/produce technologies. Under the agricultural feed agreement, Agway’s Country Products Group continued to market and develop the Company’s controlled-release technology for animal feed under the tradename Optigen 1200. The technology was being utilized in a product under field testing by Agway as a concentrated source of controlled release nitrogen for dairy cows while it petitions the FDA for product approval. In January 2004, Alltech purchased the rights to Optigen® from Agway. The global feed additive market is larger and Alltech has a significant presence in the market. Under the fruit/product agreement, Agway marketed FreshSeal in a niche of the global market for fruit and vegetable coatings. In January 2004, Agway transferred FreshSeal to BASF, who is already active in this market.

     Metal Injection Molded (MIM) Feedstocks. The Company’s AQUAMIM® technology had been offered to the metals design and molded products communities by Ryer Industries, LLC, with whom the Company had a royalty agreement for technology sold to Ryer Industries in 2001. In April 2003, the Company recovered the technologies from Ryer Industries and on May 1, 2004 entered into a royalty agreement with Ryer Enterprises, LLC. AQUAMIM® technology offers both product enhancements and environmental benefits to alternative MIM formulations and traditional machining techniques of manufacturing metal products. Primary markets pursued include metal forming, die cutting tools, medical devices and recreational sports equipment.

Strategic Alliances

     To facilitate the development and commercialization of Planet’s products, Planet has pursued a strategy of aligning itself with a number of companies in the areas of product development and marketing.

     Agrium Technology Development and License Agreement. In January 1995, Planet entered into a ten year technology and license agreement with Cominco Fertilizers Ltd., now named Agrium Inc., pursuant to which Agrium desired to have Planet conduct further development work on the use of coatings to control release of fertilizers and to protect products containing biological inoculants. Planet’s controlled-release technology polymer for fertilizer was developed for Agrium under this agreement. Under the terms of the agreement, Agrium owns all technology developed under the agreement, including, among other things, compositions of matter, new chemical complexes, association compounds, blends, mixtures or compositions of coating materials, or new products, or new processes relating thereto developed by Planet or by Agrium. In addition, Agrium has the exclusive right to grant licenses and sublicenses on the technology developed under the agreement to other parties. In return for the rights granted to Agrium, Agrium is required to pay royalties to Planet determined in accordance with the terms of the agreement. On June 23, 1999, Planet entered into an Amending Agreement with Agrium, Inc. to amend the Technology Development and License Agreement dated as of January 30, 1995. The Amending Agreement allows Planet to enter into an arrangement or agreement with Agway with respect to the development of technologies involving controlled-released fertilizer coatings. If Planet enters into such arrangements or agreements with Agway, then Planet will grant Agrium, among other items, an option to acquire a license and a right to produce, market and distribute such technologies on the same terms and conditions as those offered to Agway.

     Agway (BASF and Alltech) Strategic Alliance. In November 1998, Planet entered into a strategic investment agreement with Agway Inc. to assist in the funding of Planet Polymer Technologies, Inc. Through stock purchases and warrant exercises, Agway had accumulated more than 10% of the Company’s Common Stock. In May 2003, Agway assigned and transferred to the Company all of Agway’s shares of Planet Common Stock and no longer holds any stock in the Company.

     Contemporaneously with Agway’s investment, Planet and Agway entered into an agreement relating to the funding by Agway of a feasibility study of Planet’s polymer technology for use in agricultural products, other than fertilizers and other biological products, and food products. Under the terms of the feasibility study agreement, Planet was reimbursed for qualifying research and development costs related to staffing, materials, equipment, equipment time, outside testing and travel from Agway.

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

     To consummate the sale and assignment contemplated by the letter agreement dated November 14, 2000, the Company and Agway agreed on the form of two separate Sale and Licensing Agreements with respect to the agricultural feed technologies and the fruit/produce technologies. On March 25, 2003 the U.S. Bankruptcy Court gave its approval to Agway to enter into the two separate Sale and Licensing Agreements with the Company. Under the Sale and Licensing Agreements, the Company confirmed (i) the assignment of its agricultural feed related patent rights and fruit/produce related patent rights and (ii) the license of its technology related to the agricultural feed products and fruit/produce products, to Agway. In return, the Company received an up-front payment of $30,000 for its execution of the agricultural feed agreement and a payment of $100,000 for its execution of the fruit/produce agreement. The amended agreements also call for the Company to receive future royalty payments based on varying percentages of future revenues generated by Agway from sales of related products. During the year ended December 31, 2003, the Company received royalties in the amount of approximately $1,400 from the sales of the underlying products. Agway granted the Company exclusive, irrevocable, worldwide, royalty-free limited licenses to use the assigned patents rights for uses other than food and agricultural initiatives. In connection with the agricultural feed agreement, Agway also agreed to assign and transfer to the Company all of Agway’s shares of Planet capital stock (3,000,000 shares). Effective January 15, 2004, Agway entered into an agreement to sell all of the assets of its FreshSeal business, which include the fruit/produce patent rights assigned by the Company, to BASF. Also, in January 2004, Agway sold all of its right and interest to Optigen® to Alltech. Management cannot assure that the Company will receive significant, if any, royalties and monies under these Sale and Licensing Agreements.

     Ryer Industries LLC Strategic Alliance. On December 28, 2001, the Company sold certain assets of the Company relating to its Metal Injection Molding (“MIM”) business, including intellectual property, technology, manufacturing equipment and raw material and finished goods to Ryer Industries LLC (“Ryer Industries”). In consideration of these assets, Ryer Industries agreed to pay to the Company cash in the amount of $328,157, plus a royalty of 6% on sales of custom feedstocks sold during the period January 1, 2002 and December 31, 2009. Additionally, Ryer Industries had agreed to pay the Company a royalty on all tungsten carbide feedstock sales in the amount of $2.50 per net pound during the period July 1, 2002 and June 30, 2010. Ryer Industries and the Company also entered into a Consulting Agreement for consulting services related to the business and technology sold to Ryer Industries.

     In August 2002, Ryer Industries defaulted on its required payments. In October 2002, the Company and Ryer Industries entered into a Forbearance Agreement which modified the payment schedule for the remaining obligations to the Company with payments beginning in December 2002 and continuing through April 2003. Royalty payments associated with sales from these technologies were deferred and were scheduled to resume in December 2002. The Forbearance Agreement provided that if Ryer Industries defaulted, the Company would be allowed to enforce the Confession Judgment given by Ryer Industries to the Company in connection with the Forbearance Agreement, which provided among other things, for turnover to the Company of the assets sold by the Company to Ryer Industries. In January 2003, Ryer Industries again requested a refinancing of the monies due Planet under the Forbearance Agreement. Planet accommodated Ryer Industries in this request by amending the Forbearance Agreement and structuring a payment schedule beginning in February 2003 and continuing through July 2003. After making the required payment in February 2003, Ryer Industries failed to make requisite payment for March 2003. Pursuant to the Forbearance Agreement, Planet in April 2003, recovered all of the assets previously sold to Ryer Industries under the December 28, 2001 agreement.

     Ryer Enterprises, LLC Strategic Alliance. By agreement dated May 1, 2003, the Company resold certain assets relating to its MIM business to Ryer Enterprises, LLC, a newly formed entity which intends to continue the commercial employment of the AQUAMIM® products. In addition, the Company has licensed to Ryer Enterprises, LLC, the patent rights relating to the AQUAMIM® products for royalties which will be payable monthly forty-five (45) days after the close of each month for eight (8) years after which the Company has agreed to transfer the patents to Ryer Enterprises, LLC, provided it is not in default. Subsequent to December 31, 2003, the Company agreed to forbear the February and March royalty payment from Ryer Enterprises in exchange for a two (2) month extension to the eight (8) year royalty stream plus a royalty payment equal to a one-half (1/2) month payment.

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

Sales and Marketing

     Planet now relies entirely on BASF and Alltech to market Planet’s products and technologies with respect to the Company’s EnviroPlastic CRT controlled-released technologies for agricultural feed and produce, and upon the strategic marketing alliance it has with Ryer Enterprises, LLC to market the Company’s products and technologies with respect to the Company’s AQUAMIM® technologies.

Competition

     The amounts of royalties and monies Planet receives from its strategic partners may depend on the competition faced by those strategic partners. In the manufacture and marketing of controlled-release coatings there are a variety of competitors and products. Planet believes that its EnviroPlastic controlled-release technology marketed by its strategic partners can be a lower cost and more effective alternative that can be targeted towards a broad agricultural market.

     There are also numerous competitors and products in the market for feedstocks for Metal Injection Molded products which compete with the AQUAMIM® technology.

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

Manufacturing and Suppliers

     Planet has no in-house manufacturing activities.

Research and Development

     The Company incurred no research and development expenses for the year ended December 31, 2003. Unless and until the Allergy Free acquisition is completed, the Company anticipates limited or no further research and development activities on new products.

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

     As previously discussed in this report, Planet has transferred the rights to commercially exploit and market and sell products and intellectual property rights to its principal technologies to third parties. In general, these third parties own, or subject to certain conditions has the right to acquire ownership of, the patents protecting Planet’s proprietary technologies and so long as these third parties perform their obligations with their respective agreements, Planet’s interest in the technologies is limited to the right to receive certain royalty payments.

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

Employees

     During the year ended December 31, 2003, the Company had no employees. Since January 1, 2003, four persons have provided consulting services to Planet, one engaged in as-required research and development activities and three in limited or part time administrative activities.

Risk Factors

     History of Operating Losses. The year ended December 31, 2003 is the first annual period in which the Company has shown net income. For the year ended December 31, 2002, the Company had net losses of approximately $667,000. For the year ended December 31, 2003, the Company had net income of approximately $71,000 as a result of a gain from the sale of technology and fixed assets. As of December 31, 2003, we had an accumulated deficit of approximately $14.3 million. Since inception, Planet has generated minimal revenues from product sales.

     Future Capital Needs; Uncertainty of Additional Funding. The Company’s future capital requirements will depend on when and if the Allergy Free acquisition is completed and on many other factors, including

▪	the timing of market acceptance of Company products, including products acquired from Allergy Free;

▪	competing technological and market developments;

▪	the costs involved in filing, prosecuting and enforcing patent claims, and

▪	the receipt of note payments and earned royalties.

     We anticipate that our existing resources will be sufficient to maintain our scaled back operations through at least May 31, 2004. We cannot guarantee that changes in our plans or other events affecting our projected expenses will not result in the expenditure of such resources before such time.

     We intend to seek additional funding through a private equity offering in connection with the Allergy Free acquisition and may explore funding through other public or private equity or debt financing. We cannot guarantee that additional financing will be available on acceptable terms, or at all. Insufficient funds may require the Company to file for bankruptcy protection under Chapter 11 or Chapter 7 of the Bankruptcy laws.

     Allergy Free Acquisition Might Not be Completed. There are many conditions to the completion of the Allergy Free acquisition, including, without limitations, approval of the Company shareholders. If the transaction is not completed, the costs and expenses incurred by Planet in connection with pursuing the transaction will exceed Planet’s currently available funds to pay such expenses, which will heighten the Company’s need for additional funding.

     Continued Quotation On Over-the-Counter Bulletin Board. Planet stock was delisted from the Nasdaq SmallCap Market effective July 19, 2001, and became traded on the Over-the-Counter Bulletin Board on September 7, 2001, trading under the symbol (POLY.OB).

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

     Uncertainty of Market Acceptance. Our success prior to the Allergy Free acquisition and thereafter if the acquisition is not completed will be largely dependent upon the royalties and monies we receive from licensing agreements as a result of the commercial acceptance of our technologies by the various industries targeted by our products. There can be no certainty as to the amount of time required to achieve full-scale commercialization, and the commercialization process of any new product could take several years. We cannot guarantee that our products will receive broad market acceptance as an economically acceptable alternative. Broad market acceptance of our products will depend upon the ability of our strategic partners to demonstrate to potential customers that our products can compete favorably with alternative solutions. As in 2002, in 2003 the Company focused on research and development and commercial support for Agway’s FreshSeal commercial program and Agway’s Optigen 1200 development activities. The Company no longer has a relationship with Agway. In 2004, the Company will be focused on working with BASF to promote Fresh Seal® and Alltech to promote Optigen®. In addition, beginning in 2003, the Company focused on research and development, and commercial support for Ryer Enterprises AQUAMIM® Metal Injection Molding commercialization. If the Allergy Free acquisition is completed rights of the Company to receive royalties from existing technology will be transferred to a trust for the benefit of Planet shareholders prior to the acquisition and no longer available to Planet.

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

     Shares Eligible for Future Sale. Sales of substantial amounts of our Common Stock in the public market or the prospect of such sales by existing shareholders could materially adversely affect the market price of our Common Stock. As of December 31, 2003, we had outstanding 6,207,884 shares of Common Stock. Virtually all of our outstanding shares of Common Stock are either registered and therefore freely tradable or may be transferred pursuant to Rule 144(k) under the Securities Act, unless held by our “affiliates” as that term is defined in Rule 144 under the Securities Act.

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

ITEM 2. DESCRIPTION OF PROPERTY

     Our executive offices are located in approximately 5,000 square feet of leased office space located at 635 Flanders Drive, Suite 100, San Diego, California, 92121, subject to a month-to-month sublease.

ITEM 3. LEGAL PROCEEDINGS

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company’s Common Stock trades on the OTC.BB under the symbol “POLY.OB.” The following table sets forth the high and low sales prices of the Company’s Common Stock for the period from January 1, 2002 through December 31, 2003 as furnished by the OTC.BB. These prices reflect prices between dealers without retail markups, markdowns or commissions, and may not necessarily represent actual transactions:

	Trade Prices
	High	Low
Fiscal year ended December 31, 2002
First Quarter	0.350	0.110
Second Quarter	0.250	0.130
Third Quarter	0.150	0.130
Fourth Quarter	0.170	0.030
Fiscal year ended December 31, 2003
First Quarter	0.080	0.010
Second Quarter	0.100	0.050
Third Quarter	0.060	0.050
Fourth Quarter	0.070	0.030

     On March 22, 2004, the last reported sale price of the Company’s Common Stock on the Over-the-Counter Bulletin Board was $0.06. As of March 22, 2004, there were approximately 177 holders of record of the Company’s Common Stock with 6,207,884 shares outstanding. The market price of shares of Common Stock, like that of the common stock of many other emerging growth companies, has been and is likely to continue to be highly volatile.

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

     However, in connection with the Allergy Free acquisition, if it is consummated, the Company intends to distribute to holders of record of the Company’s common stock as of the record date for the meeting called to vote on approval of the acquisition, the right to receive royalties under the agreements relating to the Company’s AQUAMIM, Optigen, and FreshSeal product technologies investors should read the Proxy Statement to be filed and distributed in connection with soliciting proxies for approval of the acquisition for a discussion of the tax consequences of this distribution.

     In May 2003, in connection with the agricultural feed agreement, Agway assigned and transferred to the Company all of Agway’s shares of Planet Common Stock, reducing the current outstanding Common Stock from 9,207,884 to 6,207,884 outstanding.

Recent Sales of Unregistered Securities

     No shares were issued or sold by the Company during 2003.

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

     Since the Company was founded in 1991, with the exception of resources expended in connection with the purchase and ongoing operation of Deltco, substantially all of the Company’s resources have been devoted to the development and commercialization of its technologies and products. This has included the expenditure of funds to develop the Company’s corporate infrastructure, support the Company’s marketing efforts and establish a pilot production facility, in addition to research and development. In January 2000, Planet sold its wholly-owned subsidiary, Deltco, a manufacturer and reprocessor of plastic resins located in Ashland, Wisconsin. Planet incurred operating losses since inception through December 31, 2002. For the year ended December 31, 2003, Planet showed a net income of approximately $71,000 and reduced its accumulated deficit from approximately $14.4 million to approximately $14.3 million.

     On March 18, 2004, the Company and Allergy Free, LLC, a California limited liability company (“Allergy Free”), entered into an Asset Purchase Agreement (“Agreement”) in which the Company will acquire substantially all of the assets of Allergy Free and assume certain of its liabilities for which the Company will provide the following consideration; a subordinated note in the principal amount not to exceed approximately $2.8 million for a term of 3 years and not less than 28,193,900 shares of Common Stock in Planet. At March 18, 2004, the market value of the Company’s common stock was $.06 per share.

     Immediately prior to the Closing, the Company will distribute to a trustee for the benefit of Company Shareholders of record as of April 15, 2004 (the “Trust”), the right to receive all royalties payable to the Company pursuant to those certain Sale and Licensing Agreements between the Company and Agway, Inc., relating to Planet’s FreshSeal® and Optigen® technology and that certain Purchase, Sale and License Agreement between the Company and Ryer Enterprises, LLC, relating to Planet’s AQUAMIM® technology.

     The Agreement is subject to a number of conditions including without limitation, approval of Planet shareholders, approval of Allergy Free members, a 50 to 1 reverse stock split, the receipt of a “No Action Letter” from the SEC relating to the distribution of the right to receive royalty payments to the Trust, the hiring of Scott L. Glenn as President and Chief Executive Officer of the Company, and an executed consulting agreement with Dr. Robert Petcavich.

The Application of Critical Accounting Policies

     Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue Recognition — Product sales revenue is recognized when all of the following conditions are met: the product is shipped, Planet has the right to invoice the customer at a fixed price, the collection of the receivable is probable and there are no significant obligations remaining. Research and development revenues from customers other than Agway and reimbursement of research and development costs by Agway are not refundable if the research is unsuccessful. The research and development revenues from customers other than Agway are recognized when services have been rendered and any related products have been shipped, at which time the customer is obligated to pay for those services. The revenues for reimbursed research and development costs for Agway are recognized when costs related to services performed and any related products have been shipped, at which time Agway is obligated to reimburse these costs. Royalties are recognized when the amounts are determinable and collectibility is reasonably assured.

     Research and Development — Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred.

     Patents, Trademarks and License Agreements — Costs incurred to obtain patents, trademarks, and license agreements, principally legal fees, are capitalized. The Company amortizes these costs on a straight-line basis over fifteen years.

     Long-Lived Assets — Long-lived assets, such as property and equipment and patents, trademarks, and license agreements, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses for assets to be held and used are then measured based on the excess, if any, of the carrying amounts of the assets over their fair values. Long-lived assets to be disposed of in a manner that meets certain criteria are stated at the lower of their carrying amounts or fair values less costs to sell and are no longer depreciated.

Related Party Transactions

     On January 11, 1999, Agway became a beneficial owner of more than 10% of the Company’s Common Stock. Agway retained this interest until December 2003, when, Agway assigned and transferred to the Company all of Agway’s shares of Planet Common Stock. Currently, Agway holds no equity interest in the Company.

     In November 1998, the Company and Agway entered into an agreement relating to the funding by Agway of a feasibility study (the “Feasibility Agreement”) of the Company’s polymer technology for use in agricultural products (other than fertilizers and certain biological products) and food products. Under the terms of the Feasibility Agreement, Planet will be reimbursed for certain qualifying research and development costs relating to such applications. During 2002, the Company recorded revenues for reimbursed research and development costs of $102,839 from Agway under the Feasibility Agreement.

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

     On October 1, 2002, Agway, Inc. filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The Sub Agreement covering the FreshSeal® technology and license provided for a minimum royalty of $300,000 on or before October 31, 2002 to maintain exclusivity. This payment was not received or accrued by Planet. Pursuant to the Sub-Agreement, Planet notified Agway that the payment was not received. Under the terms of the Sub-Agreement, Agway had sixty (60) days during which Agway could make the necessary payment and retain market exclusivity for this technology. Agway did not make payment of the minimum royalty as of December 31, 2002. As a result of this failure by Agway to make payment, Planet had the right to issue additional non-exclusive licenses for this technology to other interested parties in the fruit, vegetable, nuts and flowers segments of the agricultural products industry.

     To consummate the sale and assignment contemplated by the letter agreement dated November 14, 2000, the Company and Agway agreed on the form of two separate Sale and Licensing Agreements with respect to the agricultural feed technologies and the fruit/produce technologies. On March 25, 2003, with the approval of the U.S. Bankruptcy Court, the Company and Agway entered into the two separate Sale and Licensing Agreements. Under the Sale and Licensing Agreements, the Company confirmed (i) the assignment of its agricultural feed related patent rights and fruit/produce related patent rights and (ii) the license of its technology related to the agricultural feed products and fruit/produce products, to Agway. In return, the Company will received an up-front payment of $30,000 for its execution of the agricultural feed agreement and a payment of $100,000 for its execution of the fruit/produce agreement, and will also receive a sales royalty based on net revenues generated from product sales. Agway also granted the Company exclusive, irrevocable, worldwide, royalty-free limited licenses to use the assigned patents rights for uses other than food and agricultural initiatives. In connection with the agricultural feed agreement, Agway also agreed to assign and transfer to the Company all of Agway’s shares of Planet common stock. Under the fruit/produce agreement, Agway entered into an agreement to sell all of the assets of its FreshSeal® business, which include the fruit/produce patent rights assigned by the Company, to BASF. In January 2004, Agway also sold all of its right and interest in Optigen® to Alltech. Management cannot assure that the Company will receive significant, if any, royalties and monies under these Sale and Licensing Agreements.

New Accounting Pronouncements

     Recent Accounting Pronouncements. Statement of Financial Accounting Standards SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” and SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity Interpretation No. 46 (FIN46),” “Consolidation of Variable Interest Entities and Interpretation of ARB No. 51,” and FIN46® which revised certain provisions of FIN46, were recently issued. SFAS No.146, 149 and 150, FIN 45, 46 and FIN46® have no current applicability to us or their effect on the financial statements would not have been significant.

     The adoption of these new pronouncements did not have or is not expected to have a material effect on the Company’s financial position or results of operations.

Results of Operations

     The Company’s revenues increased approximately $13,000 to approximately $175,000 for the year ended December 31, 2003, from approximately $162,000 for the year ended December 31, 2002. This increase is primarily due to the restructuring of the Company’s agreements with Agway, Inc., pursuant to which Agway paid the Company certain royalty and other payments for 2003.

     Cost of revenues decreased approximately $105,000 to approximately $5,000 for the year ended December 31, 2003, from approximately $110,000 for the year ended December 31, 2002. This decrease was primarily due to the fact the Company no longer directly sells any products.

     General and administrative expenses decreased $78,000 to approximately $390,000 for the year ended December 31, 2003, from approximately $468,000 for the year ended December 31, 2002. This decrease was primarily attributable to the reduction of all remaining staff which was offset in part by increased legal expenses related to the restructuring of the agreements with Agway and the recovery and sale of the AQUAMIM technology and assets.

     The Company incurred no marketing expenses for the year ended December 31, 2003, resulting in a decrease of approximately $100,000 for the same period ended December 31, 2002. The Company anticipates limited or no further marketing activities, until the Allergy Free acquisition is completed.

     The Company incurred no research and development expenses for the period ended December 31, 2003, compared to approximately $118,000 for the year ended December 31, 2002. The Company anticipates limited or no further research and development activities on new products.

     Other income, net, increased approximately $262,000 to approximately $291,000 for the year ended December 31, 2003, from approximately $29,000 for the year ended December 31, 2002. This increase was primarily attributable to the gain on sale of technology and fixed assets to Ryer Enterprises.

     The Company’s net income increased to approximately $71,000 for the year ended December 31, 2003, compared to a net loss of approximately $667,000 during the year ended December 31, 2002.

     As of December 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $12,600,000 and for California state tax purposes of approximately $3,500,000. During the period from 1998 through 2000, certain ownership changes occurred. As a result, the Company’s annual utilization of net operating loss and tax credit carryforwards may be limited as defined by Sections 382 and 383 of the Internal Revenue Code. Due to the possible limitation under Sections 382 and 383 of the Internal Revenue Code and Planet’s lack of historical taxable income, the Company has recorded a full valuation allowance for deferred tax assets. Utilization of loss carryforwards will be further limited by the change of control that will occur assuming the completion of the Allergy Free acquisition.

Liquidity and Capital Resources

     The Company used approximately $140,000 for continuing operations for the year ended December 31, 2003. Such funds were used primarily for administrative support.

     Net cash provided by investing activities of approximately $138,000 for the year ended December 31, 2003 primarily resulted from payments on notes receivable and the sale of assets.

     The Company incurred no expenses related to financing activities for the year ended December 31, 2003.

     The Company does not believe that its existing sources of liquidity and anticipated revenue will satisfy the Company’s projected working capital and other cash requirements through December 31, 2004. In connection with the Allergy Free acquisition, the Company plans to raise approximately $2.0 million in a private equity placement. The ability of the Company to raise this additional capital will be dependent on many factors, including how investors in the private equity markets evaluate the combination of the Company with Allergy Free and the combined companies’ prospects going forward. Therefore the Company’s ability to raise $2.0 million of additional capital is uncertain and the Company and Allergy Free may proceed with the acquisition whether or not such additional capital is raised. If the Company is unable to complete the Allergy Free acquisition and raise additional capital, legal and accounting expenses incurred by the Company in connection with the transaction will exceed the liquid assets of the Company to pay such expenses and the Company will need to raise additional capital, explore alternative transactions, or reach agreements with the service providers to provide for the payment of these expenses. Management cannot provide any assurance that the Company will be successful in satisfying future working capital and other cash requirements past May 31, 2004. If it cannot, the Company may have to cease operations and liquidate its assets and liabilities and prepare its financial statements on a liquidation basis instead of a going concern basis.

ITEM 7. FINANCIAL STATEMENTS

     The information required by this item is included in the Appendix attached hereto and incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

ITEM 8A. CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. As of December 31, 2003, we carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in our periodic SEC filings.

     CHANGES IN INTERNAL CONTROLS

     There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by this item is incorporated by reference from Issuer’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with its 2004 Annual Meeting of Shareholders (the “Proxy Statement”) under the headings “Proposal 5 — Election of Directors,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and “Additional Information — Management.”

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

     3. Exhibits. See Exhibit Index in part (c), below.

(b) Reports on Form 8-K:

     1. On May 14, 2003, the Company filed a Current Report on Form 8-K to report the issuance of a press release dated May 13, 2003, announcing the Company’s financial results for the first quarter of the 2003 fiscal year.

     2. On August 22, 2003, the Company filed a Current Report on Form 8-K to report the issuance of a press release dated August 22, 2003, announcing its financial results for the second quarter of the 2003 fiscal year.

     3. On November 14, 2003, the Company filed a Current Report on Form 8-K to report the issuance of a press release dated November 19, 2003, announcing its financial results for the second quarter of the 2003 fiscal year.

     4. On March 23, 2004, the Company filed a Current Report on Form 8-K to report the issuance of a press release dated March 22, 2004, announcing its financial results for the 2003 fiscal year, the acquisition of the assets of Allergy Free and related matters.

(c)	Exhibit Number		Description.

	2.1	(26)	Asset Purchase Agreement dated March 18, 2004, between the Company and Allergy Free.

	3.1	(1)	Restated Articles of Incorporation of the Registrant.

	3.2	(1)	Restated Bylaws of the Registrant.

	3.3	(6)	Amended and Restated Certificate of Determination of Preferences of Series A Convertible Preferred Stock.

	4.1		Reference is made to Exhibits 3.1, 3.2 and 3.3.

	4.2	(1)	Form of warrant issued to Underwriters.

	4.3	(1)	Form of Class B Warrant, with related schedule of warrantholders.

	4.4	(1)	Warrant issued to Reynolds Kendrick Stratton.

	4.5	(1)	Form of warrant issued to advisors, with related schedule of warrantholders.

	4.6	(1)	Specimen Stock Certificate.

	4.7	(2)	Non-statutory Stock Options granted in September 1994 to Dr. Petcavich and Messrs. Wright and To.

	4.8	(1)	Warrant issued to Am-Re Services, Inc.

	5.1	(16)	Opinion of Blanchard Krasner & French, APC.

(c)	Exhibit Number		Description.

	10.1	(1)	Form of Indemnity Agreement entered into between the Registrant and each of its executive officers and directors.

	10.2	(1)	Registrant’s 1995 Stock Option Plan (the “1995 Option Plan”).

	10.3	(1)	Form of Incentive Stock Option Grant under the 1995 Option Plan.

	10.4	(1)	Form of Non-statutory Stock Option Grant under the 1995 Option Plan.

	10.5	(1)	Standard Industrial Gross Lease, dated June 1, 1992, between the Registrant and The Trustees Under the Will and of the Estate of James Campbell, Deceased, as amended August 13, 1992 and May 3, 1994.

	10.6	(1)	Agreement to Assign Proprietary Rights between the Registrant and Dr. Robert J. Petcavich.

	10.7	(1)	Form of Confidential Information Agreement entered into between the Registrant and its employees.

	10.8	(3)	Purchase and Sale Agreement dated as of January 1, 1996, by and among the Registrant, Deltco of Wisconsin, Inc., and Jack G. Martinsen.

	10.9	(4)	Executive Employment Agreement dated January 1, 1996, between the Registrant and Dr. Robert J. Petcavich.

	10.10	(10)	Executive Employment Agreement dated November 18, 1998 and effective January 1, 1999, between the Registrant and Dr. Robert J. Petcavich.

	10.11(5	)(9)	Technology Development and License Agreement, dated January 30, 1995, between the Registrant and Cominco Fertilizers, Ltd.

	10.12	(5)	Fourth Amendment to Lease, dated August 1, 1997 between the Registrant and The Trustees Under the Will and of the Estate of James Campbell.

	10.13	(6)	Securities Purchase Agreement, dated September 19, 1997, between the Registrant and Special Situations Private Equity Fund, L.P.

	10.14	(6)	Warrant to Purchase Common Stock, dated September 24, 1997, issued by the Registrant to Special Situations Private Equity Fund, L.P.

	10.15	(8)	Stock Purchase Agreement, dated November 12, 1998 between the Registrant and Agway Inc.

	10.16	(8)	Warrant to Purchase Common Stock, dated January 11, 1999, issued by the Registrant to Agway Inc.

	10.17	(10)	Registration Rights Agreement, dated January 11, 1999, between the Registrant and Agway Inc.

	10.18	(10)	Product Feasibility Agreement dated as of November 12, 1998 between the Registrant and Agway Consumer Products, Inc.

	10.19	(10)	License Agreement dated as of November 12, 1998 between the Registrant and Agway Consumer Products, Inc.

(c)	Exhibit Number		Description.

	10.20	(11)	Amendment No.1 dated as of February 25, 1999 to the Form of the Warrant dated January 11, 1999 issued by the Registrant to Agway Inc.

	10.21	(13)	Warrant to Purchase Common Stock, dated March 29, 1999, issued by the Registrant to LBC Capital Resources, Inc.

	10.22	(12)	Amended Technology Development and License Agreement, dated June 23, 1999, between the Registrant and Agrium Inc. (formerly known as Cominco Fertilizers Ltd.).

	10.23	(13)	Sub-Agreement to License Agreement (Animal Feed) effective as of March 1, 2000 between the Registrant and Agway Inc.

	10.24	(13)	Sub-Agreement to License Agreement (Fruits, Vegetables, Etc.) effective as of March 1, 2000 between the Registrant and Agway Inc.

	10.25	(13)	Warrant to Purchase Common Stock, dated March 9, 2000, issued by the Registrant to LBC Capital Resources, Inc.

	10.26	(14)	Registrants 2000 Stock Incentive Plan (the “2000 Plan”).

	10.27	(14)	Form of Incentive Stock Option Grant under the 2000 Plan.

	10.28	(14)	Form of Non-statutory Stock Option Grant under the 2000 Plan.

	10.29	(16)	Private Equity Line of Credit Agreement dated August 15, 2000 and Exhibits.

	10.30	(16)	Letter dated September 11, 2000 amending the Private Equity Line of Credit Agreement.

	10.31	(17)	Employment Agreement with Richard C. Bernier.

	10.32	(17)	Warrant to purchase Common Stock, dated March 20, 2001, issued by the Registrant to LBC Capital Resources, Inc.

	10.33	(18)	Purchase and Sale Agreement dated as of December 21, 2001 between Planet Polymer Technologies, Inc. and Ryer Industries LLC and Consulting Agreement between Planet Polymer Technologies, Inc. and Ryer Industries LLC dated as of December 21, 2001.

	10.34	(18)	First Amendment to Executive Agreement for Robert J. Petcavich, dated December 17, 2001.

	10.35	(18)	First Amendment to Executive Agreement for Richard C. Bernier, dated December 17, 2001.

	10.36	(19)	Forbearance and Stipulated Confession of Judgment Agreement between Planet Polymer Technologies, Inc. and Ryer Industries LLC.

	10.37	(20)	Amendment to Forbearance and Stipulated Confession of Judgment Agreement between Planet Polymer Technologies, Inc. and Ryer Industries LLC.

	10.38	(20)	Form of Sale and License Agreement dated March 2003 with Agway, Inc. (animal feed products).

(c)	Exhibit Number		Description.

	10.39	(20)	Form of Sale and License Agreement dated March 2003 with Agway, Inc. (fruit and vegetable products).

	10.40	(20)	Form of First Amendment to License Agreement with Agway, Inc.

	10.41	(20)	Form of Consulting Agreement with Richard Bernier.

	10.42	(20)	Form of Consulting Agreement with Robert Petcavich.

	10.43(20	)(21)	Form of Purchase Sale and License Agreement dated May 1, 2003, with Ryer Enterprises, LLC.

	10.44(20	)(21)	Form of Secured Promissory Note dated May 1, 2003, with Ryer Enterprises, LLC.

	10.45		Form of Amendment dated January 31, 2004, to Purchase, Sale and License Agreement with Ryer Enterprises, LLC.

	11.1(13	)(15)	Statement of Computation of Common and Common Equivalent Shares.

	23.1		Consent of Blanchard Krasner & French, APC.

	23.2		Consent of J.H. Cohn LLP.

	24.1		Power of Attorney (included on signature page).

	31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.1	(23)	Form of Press Release dated May 13, 2003, announcing Company first quarter, 2003 results.

	99.2	(24)	Form of Press Release dated August 22, 2003, announcing Company second quarter, 2003 results.

	99.3	(25)	Form of Press Release dated November 19, 2003, announcing Company third quarter, 2003 results.

	99.4	(26)	Form of Press Release dated March 22, 2004, announcing Company 2003 yearend results and other matters.

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

(13) Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended December 31, 1999 and incorporated herein by reference.

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

(20) Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended December 31, 2002 and incorporated herein by reference.

(21) Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.

(22) Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.

(23) Previously filed as an exhibit to the Registrant’s Form 8K filed May 14, 2003 Report.

(24) Previously filed as an exhibit to the Registrant’s Form 8K filed August 22, 2003 Report.

(25) Previously filed as an exhibit to the Registrant’s Form 8K filed November 14, 2003 Report.

(26) Previously filed as an exhibit to the Registrant’s Form 8K filed March 23, 2004 Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     For professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-QSB. The aggregate fees billed by the Company’s principal accountant, J.H. Cohn LLP, for 2003 and 2002 were $21,850 and $18,255, respectively.

Audit Related Fees

     The aggregate fees billed in 2003 and 2002 by the Company’s principal accountant for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements are in the amount of $0 and $702, respectively.

Tax Fees

     No fees were billed in 2003 and 2002 by the Company’s principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

     No fees were billed in 2003 and 2002 by the Company’s principal accountant for any other services, other than Audit Fees and Audit Related Fees.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANET POLYMER TECHNOLOGIES, INC.

Dated March 30, 2004	By: /s/ H. M. Busby

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

Signature	Title	Date
/s/ Robert J. Petcavich	Chairman	March 30, 2004

Robert J. Petcavich

/s/ H. M. Busby	Director and Chief Executive Officer	March 30, 2004
(Principal Executive Officer)
H. M. Busby	(Principal financial Accounting Officer)

/s/ Ronald B. Sunderland	Director	March 30, 2004

Ronald B. Sunderland

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders
Planet Polymer Technologies, Inc.

We have audited the accompanying balance sheet of Planet Polymer Technologies, Inc. as of December 31, 2003, and the related statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Planet Polymer Technologies, Inc. as of December 31, 2003, and its results of operations and cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit at December 31, 2003 of $14,339,616. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ J. H. Cohn LLP

San Diego, California
March 18, 2004

PLANET POLYMER TECHNOLOGIES, INC.

BALANCE SHEET

December 31,
2003
ASSETS
Current assets:
Cash	$18,544
Accounts receivable	16,507
Note receivable	129,097
Prepaid expenses	3,880

Total current assets	168,028
Patents, trademarks and license agreements, net of accumulated amortization of $77,996	153,340
Note receivable	56,507

Total assets	$377,875

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities: Accounts payable	$68,500

Commitments and contingencies
Shareholders’ equity:
Preferred Stock, no par value
4,250,000 shares authorized
No shares issued or outstanding	—
Series A Convertible Preferred Stock, no par value
750,000 shares authorized
No shares issued or outstanding	—
Common Stock, no par value
20,000,000 shares authorized
6,207,884 shares issued and outstanding	11,648,991
Additional paid-in capital	3,000,000
Accumulated deficit	(14,339,616)

Total shareholders’ equity	309,375

Total liabilities and shareholders’ equity	$377,875

PLANET POLYMER TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	Years ended December 31,
	2003	2002

Revenues	$175,082	$162,073

Operating expenses:
Cost of revenues	4,707	110,213
General and administrative	390,549	468,024
Marketing	—	99,572
Research and development	—	117,594
Loss from impairment of assets	—	62,159

Total operating expenses	395,256	857,562

Loss from operations	(220,174)	(695,489)
Other income, net	291,482	28,839

Net income (loss)	$71,308	$(666,650)

Net income (loss) per share (basic and diluted)	$0.01	$(0.07)

Weighted average shares outstanding used in per share computations	6,947,610	9,205,452

PLANET POLYMER TECHNOLOGIES, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	TOTAL
Beginning at January 1, 2002	9,165,618	$14,575,783		$(13,744,274)	$831,509
Issuance of Common Stock for services	42,266	6,340		—	6,340
Write-off of equity issuance costs	—	66,868		—	66,868
Net Loss	—	—		(666,650)	(666,650)

Balance at December 31, 2002	9,207,884	14,648,991		(14,410,924)	238,067
Common Stock received in Agway contract amendment and retired	(3,000,000)	(3,000,000)	$3,000,000	—	—
Net income	—	—	—	71,308	71,308

Balance at December 31, 2003	6,207,884	$11,648,991	$3,000,000	$(14,339,616)	$309,375

PLANET POLYMER TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$71,308	$(666,650)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	18,997	28,258
Bad debts	10,012	80,000
Loss from impairment of assets	—	62,159
Loss(gain) on sale of property and equipment	2,170	(13,500)
Gain on sale of long lived assets	(275,610)	—
Effect of write off of Common Stock offering costs	—	66,868
Issuance of Common Stock for services	—	6,340
Changes in assets and liabilities:
Accounts receivable	8,154	76,263
Prepaid expenses and other assets	12,093	48,461
Accounts payable	40,684	(13,101)
Accrued expenses	(21,942)	(70,324)

Net cash used in operating activities	(134,134)	(395,226)

Cash flows from investing activities:
Proceeds from the sale of property and equipment	1,775	13,500
Proceeds from notes receivable	136,122	145,254

Net cash provided by investing activities	137,897	158,754

Cash flows from financing activities:
Principal payments on borrowings and capital lease obligations		(40,226)

Net cash used in financing activities		(40,226)

Net increase (decrease) in cash	3,763	(276,698)
Cash at beginning of year	14,781	291,479

Cash at end of year	$18,544	$14,781

Supplemental cash flow disclosure:
Cash paid during the year for:
Interest		$1,724

Non-cash investing and financing activities:
Note receivable accepted as part of consideration for sale of AQUAMIM® assets	$256,854

Issuance of Common Stock for services		6,340

PLANET POLYMER TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

1. The Company

     Planet Polymer Technologies, Inc. (“Planet” or the “Company”) was incorporated in August, 1991 in the State of California for the purpose of engaging in the design, development, manufacture and marketing of degradable and recycled polymer materials. The Company’s proprietary polymer materials are marketed under the trademarks EnviroPlastic® and Aquadro®. EnviroPlastic and Aquadro can be used to produce films, coatings and injection molded parts that serve as environmentally-compatible alternatives to conventional plastics. Planet also developed polymer technologies for Agway Inc. (“Agway”), a major shareholder of the Company, in 1999 that are being marketed under the trademarks Optigen® 1200 and FreshSeal®. The Company sold all of the assets related to its AQUAMIM® business in March 2003. With the sale and disposition of the Company’s AQUAMIM® Metal Injection Molding technology and manufacturing assets in March 2003 to Ryer Enterprises, LLC, (“Ryer Enterprises”) and the sale and licensing of the Company’s EnviroPlastic CRT controlled-released technologies for agricultural feed and produce products to Agway, the resulting restructuring of assets and activities has narrowed the Company’s focus to the royalty rights it holds from specific polymer technologies Planet developed and sold or licensed to third parties. The agricultural feed and fruit and vegetable products are marketed under the trademarks Optigen ® 1200 and FreshSeal ®, respectively. The Company’s operations are comprised of one segment, the “Research and Development” business segment.

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

	2003	2002
Agway Development Income	$148,620
Product sales revenue		$2,600
Research and development revenues		102,839
Consulting revenue	25,068	38,030
Royalties, net	1,394	18,604

Revenues	$175,082	$162,073

Products sold		$7,374
Services	$4,707	102,839

Cost of revenues	$4,707	$110,213

PLANET POLYMER TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Research and Development

     The Company expenses research and development costs as incurred. The Company did not engage in research and development of future products or redesign of present products in the year ended December 31, 2003. Research and development costs totaled $117,594 in 2002.

Fair Value of Financial Instruments

     The carrying amounts shown for the Company’s financial instruments, including accounts receivable and accounts payable, approximate their fair values at December 31, 2003 due to the short-term nature of these financial instruments. The carrying value of the note receivable approximates its fair value as the rate of interest approximates market rates of interest for similar instruments.

Patents, Trademarks and License Agreements

     Costs incurred to obtain patents, trademarks and license agreements, principally legal fees, are capitalized. The Company amortizes these costs on a straight-line basis over fifteen years.

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

Income Taxes

The Company accounts for income taxes using the liability method. Current income tax expense is the amount of income taxes expected to be payable for the current year. Deferred income taxes are recognized for the tax consequences in future years for differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end (“temporary differences”) based on enacted tax laws and statutory rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is considered more likely than not to be realized.

Stock-Based Compensation

     Pursuant to SFAS 123, the Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees, based upon the fair value of the equity instruments issued, as the services are provided and the options earned.

     Pro forma net income (loss) was $7,446 and $(744,826), basic pro forma net income (loss) per share was $.001 and $(.08) per share and diluted pro forma net income (loss) per share was $.001 and $(.08) per share in 2003 and 2002, respectively.

PLANET POLYMER TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Earnings (Loss) Per Share

     Earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. Dilutive potential common shares consist of the incremental common shares issuable upon conversion of convertible preferred stock (using the “if converted” method) and exercise of stock options and warrants (using the treasury stock method) for all periods.

     The Company has excluded all convertible preferred stock and outstanding stock options and warrants from the calculation of diluted income (loss) per share for the years ended December 31, 2003 and 2002 because all such securities are anti-dilutive for these periods. Accordingly, diluted income (loss) per share equals basic income (loss) per share. The total number of potential common shares excluded from the calculation of diluted income (loss) per share for the years ended December 31, 2003 and 2002 was 1,366,625 and 1,227,411, respectively.

401 (K) Plan

     The Company provides a defined contribution 401(k) savings plan (the “401(k) Plan”) in which all full-time employees of the Company are eligible to participate. Eligible employees may contribute up to 15% of their pre-tax salary to the 401(k) Plan subject to Internal Revenue Code limitations. Company contributions to the 401(k) Plan are at the discretion of the Board of Directors. There were no Company contributions charged to operations related to the 401(k) Plan in 2003 and 2002.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Liquidity and Capital Resources

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business and not on a liquidation basis. The year ended December 31, 2003, is the first annual period in which the Company has shown net income resulting from gain on sale of technology and fixed assets. For the year ended December 31, 2002, the Company had net losses of approximately $667,000. For the year ended December 31, 2003, the Company had net income of approximately $71,000. As of December 31, 2003, the Company had an accumulated deficit of approximately $14,339,616.

     In January 2004, Agway sold its rights to FreshSeal® to BASF and also sold its rights to Optigen® to Alltech (see Notes 4, 9 and 10). It is uncertain how actively either company will pursue the development and marketing of FreshSeal® and Optigen®, respectively. Also, in 2004 the Company agreed to forebear certain royalty payments from Ryer Enterprises due to Ryer Enterprises present financial condition. These matters raise substantial doubt about the ability of the Company to continue as a going concern. The Company believes that its existing sources of liquidity and anticipated revenue will satisfy the Company’s projected working capital and other cash requirements through May 31, 2004. The Company’s future working capital and other cash requirements will be dependent upon many factors, including, but not limited to, costs associated with the Allergy Free acquisition and costs associated with the filing and enforcement of the Company’s patents, if any.

PLANET POLYMER TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

3. Liquidity and Capital Resources (Continued)

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

4. Disposition of Assets

     On December 28, 2001, the Company sold all of the assets (“AQUAMIM” assets) relating to its Metal Injection Molding (“MIM”) business, including intellectual property, technology, manufacturing equipment and raw material and finished goods, to Ryer Industries LLC (“Ryer Industries”) and recorded a gain of $135,796. As consideration of these assets, Ryer Industries agreed to pay to the Company cash in the amount of $328,157, plus a royalty of 6% on its sales of custom feedstocks during the period from January 1, 2002 through December 31, 2009. Through December 31, 2002, the Company received $194,912 in principal payments and $30,745 in interest and fees. Further, the Company recorded a valuation allowance against this note of $73,500 during 2002.

     In August 2002, Ryer Industries defaulted on its required payments. In October 2002, the Company and Ryer Industries entered into a Forbearance Agreement which modified the payment schedule for the remaining obligations to the Company with payments beginning in December 2002 and continuing through April 2003. Royalty payments associated with sales from these technologies were deferred and were scheduled to resume in December 2002. The Forbearance Agreement provided that if Ryer Industries defaulted, the Company would be allowed to enforce the Confession Judgment given by Ryer to the Company in connection with the Forbearance Agreement, which provided among other things, for turnover to the Company of the assets sold by the Company to Ryer Industries. As a result of Ryer Industries default in March 2003, the Company in April 2003, recovered the AQUAMIM® Metal Injection Molding technology and manufacturing assets from Ryer Industries.

     By agreement dated May 1, 2003, the Company resold the AQUAMIM® Metal Injection Molding technology and manufacturing assets to Ryer Enterprises, a newly formed entity which intends to continue the commercial employment of the AQUAMIM® products. Pursuant to the terms of the agreement, Ryer Enterprises agreed to pay to Planet $301,000 (“Principal Payment”) ($25,000 paid on May 1, 2003, followed by 24 equal payments of $11,500 payable on or before the first day of each month for the period beginning June 1, 2003, through May 31, 2005) plus royalties based upon qualifying sales by Ryer Enterprises to third parties for the period May 1, 2003, through April 30, 2011 (“Eight Year Term”). In addition, the Company has licensed to Ryer Enterprises the patent rights relating to the AQUAMIM® products for royalties which will be payable monthly forty-five (45) days after the close of each month for eight (8) years after which the Company has agreed to transfer the patents to Ryer Enterprises, provided it is not in default.

     The Company recognized royalty fees and consulting fees from Ryer Industries in 2003. The Company further recognized royalty fees from Ryer Enterprises in 2003; however, the Company no longer has a relationship with Ryer Industries, and currently, due to Ryer Enterprises’ financial condition, the Company has agreed to forbear the February and March installment payments from Ryer Enterprises in consideration for a two (2) month extension of the installment payments plus an additional payment of $4,600 due and payable on August 1, 2005.

PLANET POLYMER TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

5. Concentrations of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, trade accounts receivable and the installment obligations due from Ryer Enterprises. The Company performs ongoing credit evaluations of its customers and adjusts its allowance for doubtful accounts based on its history of past write-offs and collections and current credit conditions.

     The Company maintains cash with financial institutions, which from time to time, may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal. As of December 31, 2003, no cash balance with financial institutions exceeded federally insured limits.

     The Company’s largest customer, Agway, Inc., accounted for approximately 86% and 60% of the Company’s revenues and 100% and 75% of accounts receivable balances in fiscal 2003 and 2002, respectively. In January 2004, Agway, Inc., under the Sale and Licensing Agreements, sold its rights to FreshSeal® to BASF and its rights to Optigen® to Alltech. It is uncertain how this will affect the Company’s revenues and accounts receivables in the future.

6. Commitments

     The Company leases its facility and certain office equipment under non-cancelable operating leases, which expire on various dates through October 9, 2004 and provide for renewal options in one-year increments. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. Rent expense charged to operations in 2003 and 2002 was $26,925 and $65,394, respectively.

     As of December 31, 2003 the Company entered into a month-to-month lease at a monthly rate of $6,245.

7. Income Taxes

     The differences between income tax (expense) benefit provided at the Company’s effective rate and the federal statutory rate (34%) are as follows:

	2003	2002
Income tax expense (benefit) at statutory rate	$34,795	$(227,314)
Permanent differences	_______	106
Valuation allowance	(34,795)	227,208

Total	$—	$—

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at December 31, 2003 are as follows:

2003
Net operating loss carryforwards	$4,603,975
Tax credit carryforwards	126,560
Reserves, accrued expenses and other	56,501
Less: Valuation allowances	(4,787,036)

Net deferred tax asset	$—

PLANET POLYMER TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

7. Income Taxes (Continued)

     As the ultimate realization of the potential benefits of the Company’s net operating loss carryforwards is considered unlikely by management, the Company has offset the deferred tax assets attributable to those potential benefits through valuation allowances in 2003 and 2002 and, accordingly, the Company did not recognize any benefit from income taxes in the accompanying statements of operations to offset its pre-tax loss. The valuation allowance increased (decreased) by $(14,211) and $228,530 in 2003 and 2002, respectively.

     At December 31, 2003, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $12,600,000 and for California state tax purposes of approximately $3,500,000. The Company’s California loss carryforwards expire in 2004 through 2007 and Federal loss carryforwards begin to expire in 2006. The Company also has available tax credit carryforwards for Federal and California tax purposes that aggregate approximately $126,560 that begin to expire in 2007.

8. Shareholders’ Equity

Warrants

     At December 31, 2003, the following warrants to purchase the Company’s Common Stock were outstanding:

	Underlying	Exercise
	Shares	Price	Expiration Date
Investor warrants	125,000	$2.578	2004
Other warrants	159,243	$3.513-4.163	2004-2006

	284,243

     All of the warrants outstanding are exercisable. All per share rights and benefits are subject to anti-dilution and other adjustments upon the occurrence of certain events.

Options

     As of December 31, 2003, the Company had two stock option plans, a 2000 Stock Option Plan (the “2000 Option Plan”) and a 1995 Stock Option Plan (the “1995 Option Plan”).

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

     At December 31, 2003, there were 9,300 shares of the Company’s Common Stock available for future grant under the option plans.

PLANET POLYMER TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

8. Shareholders’ Equity (Continued)

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

     The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net income (loss) as if the fair value method had been applied in measuring compensation expense. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value method at the grant dates for awards under the Company’s plans, the Company’s net income and loss per share for 2003 and 2002 would have been increased to the pro forma amounts indicated below:

	2003		2002
		Income per
	Net Income/Loss	Share	Net Loss	Loss per Share
As reported	$71,308	$0.01	$(666,650)	$(0.07)

Stock based compensation expense assuming a fair value based method had been used for all awards	(63,862)		(78,176)

Pro forma	$7,446	$—	$(744,826)	$(0.08)

     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2003 and 2002: an expected life of 4 years, expected volatility of 222.84% and 177.37%, no dividend yield and a risk-free interest rate of 4.65% and 2.26%, respectively, represented by the interest rate on U.S. Treasury securities with a term of maturity equal to the option’s expected time to exercise on the dates of grant. The weighted average fair value of options granted during 2003 and 2002 was approximately $0.05 and $0.13 per option, respectively.

     A summary of stock option activity during 2003 and 2002 follows:

	2000 Stock Option Plan		1995 Stock Option Plan
	Underlying	Weighted Avg.	Underlying	Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at December 31, 2001	509,000	$1.268	241,439	$2.171
Granted	100,000	$0.140	—	—
Exercised			—	—
Forfeited/expired	(13,000)	$2.375	(81,239)	$3.025

Outstanding at December 31, 2002	596,000	$1.055	160,200	$1.739
Granted	187,500	$0.057
Exercised
Forfeited/expired

Outstanding at December 31, 2003	$783,500	$0.816	$160,200	$1.739

PLANET POLYMER TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

Other Options
Weighted Avg.
	Underlying Shares	Exercise Price
Outstanding at December 31, 2001	138,682	$5.058
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—

Outstanding at December 31, 2002	138,682	$5.058
Granted	—	—
Exercised	—	—
Forfeited/granted	—	—

Outstanding at December 31, 2003	138,682	$5.058

     Other Options listed above include non-statutory stock options issued to key personnel prior to the adoption of the 1995 Stock Option Plan and a grant to a former director of the Company during 2000.

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

	Options Outstanding		Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Range of Exercise	Number of	Contractual Live	Average	Number of	Average
Prices	Shares	(years)	Exercise Price	Shares	Exercise Price
$0.050 to $0.060	187,500	3.36	0.057	187,500	0.067
$0.050 to 1.000	308,000	8.03	0.220	308,000	0.220
$1.250 to $2.400	317,000	5.70	1.590	277,000	1.590
$2.500 to $5.000	175,882	5.02	2.820	175,882	2.820
$5.100 to $6.000	94,000	0.08	5.730	94,003	5.730

	1,082,382	5.36	$1.42	1,042,382	$1.37

9. Related Party Transactions

     On January 11, 1999, Agway became a beneficial owner of more than 10% of the Company’s Common Stock. Agway retained this interest until December 2003, when, Agway assigned and transferred to the Company all of Agway’s shares of Planet Common Stock. Currently, Agway holds no equity interest in the Company.

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

PLANET POLYMER TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

9. Related Party Transactions (Continued)

     In November 1998, the Company and Agway entered into an agreement relating to the funding by Agway of a feasibility study (the “Feasibility Agreement”) of the Company’s polymer technology for use in agricultural products (other than fertilizers and certain biological products) and food products. Under the terms of the Feasibility Agreement, Planet will be reimbursed for certain qualifying research and development costs relating to such applications. During 2002, the Company recorded revenues for reimbursed research and development costs of $102,839 from Agway under the Feasibility Agreement.

     Also in November 1998, the Company granted Agway an exclusive worldwide license in connection with the Company’s technology for time-release coatings for a variety of agricultural and food products (the “License Agreement”). The License Agreement outlines the general terms and conditions for the rights granted Agway thereunder. The Company and Agway agreed to execute further sub-agreements specifying the royalties to be paid to the Company for Agway’s use of the Company’s technology with certain products. In March 2000, the Company and Agway entered into a Sub-Agreement with respect to animal feed products incorporating Planet’s patented/patent pending coatings and/or polymer systems. Also in March 2000, the Company and Agway entered into another Sub-Agreement with respect to Planet’s patented/patent pending coatings and/or polymer systems sold for use on fruits, vegetables, floral and nursery items. During 2001, the Company received a $100,000 royalty payment from Agway. After receiving proceeds from Agway, pursuant to its royalty payment in October 2001, the Company was required to pay a $6,000 cash transaction fee to an advisor. This payment was made January 24, 2002 and shown in accounts payable at December 31, 2001. No royalties were received or accrued by the Company under the agreement with Agway in 2003 or 2002.

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

     To consummate the sale and assignment contemplated by the letter agreement dated November 14, 2000, the Company and Agway agreed on the form of two separate Sale and Licensing Agreements with respect to the agricultural feed technologies and the fruit/produce technologies. On March 25, 2003, the U.S. Bankruptcy Court gave its approval to Agway to enter into the two separate Sale and Licensing Agreements with the Company. Under the Sale and Licensing Agreements, the Company confirmed (i) the assignment of its agricultural feed related patent rights and fruit/produce related patent rights and (ii) the license of its technology related to the agricultural feed products and fruit/produce products, to Agway. In return, the Company received an up-front payment of $30,000 for its execution of the agricultural feed agreement and a payment of $100,000 for its execution of the fruit/produce agreement. The amended agreements also call for the Company to receive future royalty payments based on varying percentages of future revenues generated by Agway from sales of related products. During the year ended December 31, 2003, the Company received royalties in the amount of approximately $1,400 from the sales of the underlying products. Agway granted the Company exclusive, irrevocable, worldwide, royalty-free limited licenses to use the assigned patents rights for uses other than food and agricultural initiatives. In connection with the agricultural feed agreement, Agway also agreed to assign and transfer to the Company all of Agway’s shares of Planet common stock (3,000,000 shares). Effective January 15, 2004, Agway entered into an agreement to sell all of the assets of its FreshSeal® business, which include the fruit/produce patent rights assigned by the Company, to BASF. Also in January 2004, Agway sold all of its rights to Optigen® to Alltech (see Note 10). Management cannot assure that the Company will receive significant, if any, royalties and monies under these Sale and Licensing Agreements.

PLANET POLYMER TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

9. Related Party Transactions (Continued)

     As of December 31, 2003, Agway had no equity interest in the Company.

10. Subsequent Events

Allergy Free Acquisition.

     On March 18, 2004, the Company and Allergy Free, LLC, a California limited liability company (“Allergy Free”), entered into an Asset Purchase Agreement (“Agreement”) in which the Company plans to acquire substantially all assets and assume certain of the liabilities of Allergy Free, for which the Company will provide the following consideration; a subordinated note in the principal amount not to exceed approximately $2.8 million for a term of 3 years and not less than 28,193,900 shares of Common Stock in Planet.

     Immediately prior to the Closing, the Company will distribute to a trustee for the benefit of Company Shareholders of record as of April 15, 2004 (“Trust”), the right to receive all royalties payable to the Company pursuant to those certain Sale and Licensing Agreements between the Company and Agway, Inc., relating to Planet’s FreshSeal® and Optigen® technology and that certain Purchase, Sale and License Agreement between the Company and Ryer Enterprises, LLC, relating to Planet’s AQUAMIM® technology.

     The transfer of these assets to the Trust will be treated as a dividend at the date of transfer.

     The Agreement is subject to a number of conditions set forth in the Agreement including without limitation, approval of Planet shareholders, approval of Allergy Free members, a 50 to 1 reverse stock split, the receipt of a “No Action Letter” from the SEC relating to the distribution of the right to receive royalty payments to the Trust, the hiring of Scott L. Glenn as President and Chief Executive Officer of the Company, and an executed consulting agreement with Dr. Robert Petcavich.

Agway, Inc.

     Effective January 15, 2004, Agway sold all of its right and interest in Fresh Seal® to BASF. Also in January 2004, Agway sold all of its right and interest in Optigen® to Alltech. Management cannot assure that the Company will receive significant, if any, royalties and monies from BASF or Alltech.

Ryer Enterprises, LLC

     In January 2004, pursuant to the First Amendment to Purchase, Sale and License Agreement, the Company agreed to forebear the Ryer Enterprises February and March royalty payments in consideration for a two (2) month extension of the agreed upon eight (8) year royalty stream plus an additional amount equal to a one-half (1/2) month royalty payment. Management cannot assure that the Company will receive significant, if any, royalties and monies from its Ryer Enterprises agreements.