Form 10QSB
period 2004-03-31
PLANET POLYMER TECHNOLOGIES INC
filed 2004-05-13
CIK 896861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number: 0-26804

PLANET POLYMER TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its character)

CALIFORNIA	33-0502606
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6835 Flanders Drive, Suite 100, San Diego, California	92131
(Address of principal executive offices)	(Zip Code)

(619) 291-5694

(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] YES	[ ] NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 31, 2004
Common Stock, no par value	6,257,884

\

PLANET POLYMER TECHNOLOGIES, INC.

CONDENSED BALANCE SHEET (UNAUDITED)

March 31,
2004
ASSETS
Current assets:
Cash	$44,320
Note receivable	152,387
Prepaid expenses	6,878

Total current assets	203,585
Patents, trademarks and license agreements, net of accumulated amortization of $81,685	149,651
Deferred acquisition costs	121,602
Note Receivable	22,800

Total assets	$497,638

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities - accounts payable	$187,708

Commitments and contingencies
Shareholders’ equity:
Preferred Stock, no par value 4,250,000 shares authorized, no shares issued or outstanding	—
Series A Convertible Preferred Stock, no par value 750,000 shares authorized, no shares issued or outstanding	—
Common Stock, no par value, 20,000,000 shares authorized, 6,257,884 shares issued and outstanding	11,651,991
Additional paid-in capital	3,000,000
Accumulated deficit	(14,342,061)

Total shareholders’ equity	309,930

Total liabilities and shareholders’ equity	$497,638

SEE NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

PLANET POLYMER TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2004	2003
Revenues	$57,444	$155,620

Operating expenses:
Cost of revenues	922	1,221
General and administrative	60,150	162,617

Total operating expenses	61,072	163,838

Loss from operations	(3,628)	(8,218)
Other income, net	1,183	8,940

Net income (loss) applicable to common shareholders	$(2,445)	$722

Net income (loss) per share applicable to common shareholders (basic and diluted)	$(0.00)	$0.00

Weighted average shares outstanding used in per share computations	6,214,477	9,207,884

SEE NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

PLANET POLYMER TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
Three Months Ended March 31, 2004

	Common Stock
			Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	TOTAL
Balance at January 1, 2004	6,207,884	$11,648,991	$3,000,000	$(14,339,616)	$309,375
Exercise of stock options	50,000	3,000	—	—	3,000
Net loss	—	—	—	(2,445)	(2,445)

Balance at March 31, 2004	6,257,884	$11,651,991	$3,000,000	$(14,342,061)	$309,930

PLANET POLYMER TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(2,445)	$722
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,689	1,194
Bad debts	2,881	—
Gain on sale of property and equipment	—	(1,300)
Changes in assets and liabilities:
Accounts receivable	13,626	(129,632)
Prepaid expenses and other assets	(2,998)	3,327
Accounts payable	119,208	82,105
Accrued expenses	—	(2,417)

Net cash provided by (used in) operating activities	133,961	(46,001)

Cash flows from investing activities:
Proceeds from the sale of property and equipment	—	1,300
Proceeds from notes receivable	10,417	39,872
Cost of patents and other assets	—	3,690
Deferred acquisition costs	(121,602)	—

Net cash provided by (used in) investing activities	(111,185)	44,862

Cash flows from financing activities - Proceeds from exercise of stock options	3,000	—

Net increase (decrease) in cash	25,776	(1,139)
Cash at beginning of period	18,544	14,781

Cash at end of period	$44,320	$13,642

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

     In management’s opinion, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004, are not necessarily indicative of results that may be expected for the year ending December 31, 2004. For additional information, refer to the Company’s financial statements and notes thereto for the year ended December 31, 2003, contained in the Company’s Form 10-KSB for the fiscal year ended December 31, 2003.

     Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Liquidity and Capital Resources

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. For the three months ended March 31, 2004 the Company incurred a loss of $2,445. As of March 31, 2004, the Company had an accumulated deficit of $14,342,061. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company does not believe that its existing sources of liquidity and anticipated revenue will be adequate to satisfy the Company’s projected working capital and other cash requirements through September 30, 2004, to continue as a public reporting company without raising additional capital or consummating a merger (see below). For the three months ended March 31, 2004 the Company had no employees and did not conduct any research or development. The Company’s future capital requirements will be dependent upon many factors, including, but not limited to, costs associated with the continued support of licenses on the Company’s proprietary polymer materials, costs associated with the enforcement of the Company’s patents, and costs associated with the administration of the Company. Although possible, it is unlikely that the Company will be able to generate positive cash flow and show a profit through December 31, 2004.

     The Company, on March 18, 2004 entered into an Asset Purchase Agreement (“Agreement”) with Allergy Free, LLC, a California limited liability company (“Allergy Free”). Allergy Free is engaged in the business of designing, manufacturing, selling and distributing consumer products for use by allergy sensitive persons. If the acquisition is approved by Planet’s shareholders and completed as contemplated by the Agreement, Planet, through personnel and facilities acquired from Allergy Free, will continue Allergy Free’s business activities and seek to incorporate Planet’s polymer technologies and know-how into developing new products for the Allergy Free business (“Proposed Acquisition”). Investors are encouraged to review our report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2004, which discusses more thoroughly the terms of the proposed acquisition and which is available through EDGAR at www.sec.gov, and when available, the Company’s Proxy Statement which will also be available through EDGAR.

Planet Polymer Technologies, Inc.

NOTES TO UNAUDITED CONDENSED

FINANCIAL STATEMENTS

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

     The Company has excluded all convertible preferred stock and outstanding stock options and warrants from the calculation of diluted loss per share for the three months ended March 31, 2004 and March 31, 2003, because all such securities are either anti-dilutive for those periods or their impact was insignificant. Accordingly, diluted loss per share equals basic loss per share. The total number of potential common shares excluded from the calculation of diluted loss per share for the three months ended March 31, 2004 was 1,316,625.

4. Income Taxes

     As the ultimate realization of the potential benefits of the Company’s net operating loss carryforwards is considered unlikely by management, the Company has offset the deferred tax assets attributable to those potential benefits through valuation allowances and, accordingly, the Company did not recognize any benefit for income taxes in the accompanying condensed statements of operations to offset its pre-tax losses.

5. Stock-Based Compensation

     As explained in Note 10 in the Form 10-KSB, the Company accounts for stock options granted to employees based on their intrinsic values under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations,” and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” and the provisions of Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure-an Amendment of FASB Statement No. 123.” Since the exercise price of all of the options granted by the Company to its employees has been equal to or greater than fair value, the Company has not recognized any earned or unearned compensation costs in its financial statements in connection with those options. The Company’s historical net income (loss) per share and pro forma net income (loss) per share for the three months ended March 31, 2004, and March 31, 2003, assuming compensation cost had been determined based on the fair value of all options at the respective dates of grant determined using a pricing model consistent with the provisions of SFAS 123 are set forth below:

Planet Polymer Technologies, Inc.

NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS

	Three Months Ended March 31
	2004	2003
Net income (loss), as reported	$(2,445)	$722
Stock-based employee compensation expense assuming a fair value based method had been used for all awards	(11,447)	(13,400)

Net income (loss), pro forma	$(13,892)	$(12,678)

Basic earnings (loss) per share, as reported	$(0.00)	$(0.00)

Basic earnings (loss) per share, pro forma	$(0.00)	$(0.00)

6. Ryer Enterprises, LLC Forbearance Agreement

     During the three months ended March 31, 2004, the Company agreed to forbear the February and March installment payments due from Ryer Enterprises in exchange for a two (2) month extension of the installment payments plus an additional installment payment of $4,600. Subsequent to March 31, 2004, the Company has received payments for the April and May 2004 installments due from Ryer Enterprises.

PART 1 – FINANCIAL INFORMATION

Item 2 – Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Planet Polymer Technologies, Inc.

Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve certain risks and uncertainties. The Company’s actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the Company’s Form 10-KSB for the fiscal year ended December 31, 2003.

OVERVIEW

     Since Planet Polymer Technologies, Inc. (“Planet” or the “Company”) was founded in 1991 substantially all of the Company’s resources have been devoted to the development and commercialization of its technologies and products. This has included the expenditure of funds to develop the Company’s corporate infrastructure and support the Company’s research and development of products, marketing, licensing of products to third parties and corporate administration. For the three month period ended March 31, 2004 the Company did not engage in any research and development and did not incur any employee expense.

     Planet had an accumulated deficit as of March 31, 2004 of approximately $14.3 million. The Company’s only anticipated source of revenues is from royalties from BASF, Alltech, and Ryer Enterprises, LLC, which are not expected to be sufficient to result in a net profit through December 31, 2004.

RESULTS OF OPERATIONS

     The net loss for the three months ended March 31, 2004, was $2,445 compared to a net income of $722 for the three month period ended March 31, 2003. The Company’s revenues decreased to $57,444 for the three months ended March 31, 2004 from $155,620 for the same period in 2003 as a result of the Company having received a one time payment of $130,000 in license revenue from Agway, Inc. in the first quarter of 2003.

     Effective January 15, 2004, Agway entered into an agreement to sell all of the assets of its FreshSeal® business, which include the fruit/produce patent rights assigned by the Company, to BASF. Also, in January 2004, Agway sold all of its right and interest to Optigen® to Alltech. Management cannot assure that the Company will receive significant, if any, royalties and monies under these Sale and Licensing Agreements. The Company is hopeful BASF and Alltech will continue to commercialize the intellectual property and provide future royalty revenue streams to the Company.

     In April 2003 the Company recovered the assets sold to Ryer Industries, LLC, and by agreement dated as of May 1, 2003, resold the assets to Ryer Enterprises, LLC (“Ryer Enterprises”), a newly formed entity which intends to continue the commercial employment of the AQUAMIM® products. Pursuant to said agreement, the Company has licensed to Ryer Enterprises, the patent rights relating to the AQUAMIM® products for royalties which are payable monthly forty-five days after the close of each month for 8 years after which Planet has agreed to transfer the patents to Ryer Enterprises, provided it is not in default. Subsequent to December 31, 2003, the Company agreed to forbear the February and March royalty payment from Ryer Enterprises in exchange for a two (2) month extension to the monthly installment payments plus one additional installment payment of $4,600. Subsequent to March 31, 2004,

PART 1 – FINANCIAL INFORMATION
Item 2 – Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Planet Polymer Technologies, Inc.

the Company has received monthly installment payments for April and May 2004, paid for Ryer Enterprises by a third party interested in acquiring the assets and liabilities of Ryer Enterprises, including those rights of Ryer Enterprises to the AQUAMIM® products.

     Cost of revenues decreased to $922 for the three months ended March 31, 2004, from $1,221 for the same period in 2003, reflecting the decrease in revenues.

     Total operating expenses decreased to $61,072 for the three months ended March 31, 2004, from $163,838 for the same period in 2003. This decrease was primarily attributable to higher legal expenses incurred in the three months ended March 31, 2003, due to the bankruptcy of Agway, Inc., the restructuring of agreements with Agway, and the default by Ryer Industries, LLC, in its remaining obligations to purchase the Company’s AQUAMIM® assets.

     Similar to the first quarter of 2003, the Company incurred no research and development expenses. Unless and until the Proposed Acquisition is completed, the Company anticipates limited or no further research and development activities on new products.

     Other income, net decreased from $8,940 for the three months ended March 31, 2003, to $1,183 for the same period in 2004, which primarily reflects interest earned on cash balances.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had net cash provided by operating activities of $12,359 for the three months ended March 31, 2004.

     The Company does not believe that its existing sources of liquidity and anticipated revenue will be adequate to satisfy the Company’s projected working capital and other cash requirements through September 2004 to continue operations as a public reporting company without raising additional capital or consummating a merger (see below).

     The Company, on March 18, 2004 entered into an Asset Purchase Agreement (“Agreement”) with Allergy Free, LLC, a California limited liability company (“Allergy Free”). Allergy Free is engaged in the business of designing, manufacturing, selling and distributing consumer products for use by allergy sensitive persons. If the acquisition is approved by Planet’s shareholders and completed as contemplated by the Agreement, Planet, through personnel and facilities acquired from Allergy Free, will continue Allergy Free’s business activities and seek to incorporate Planet’s polymer technologies and know-how into developing new products for the Allergy Free business (“Proposed Acquisition”). Investors are encouraged to review our report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2004, which discusses more thoroughly the terms of the proposed acquisition and which is available through EDGAR at www.sec.gov, and when available, the Company’s Proxy Statement which will also be available through EDGAR.

     If the transaction is completed, immediately prior to the closing, Planet will distribute to a trustee for the benefit of Planet shareholders of record as of April 15, 2004 (“Trust”), the right to receive all

PART 1 – FINANCIAL INFORMATION
Item 2 – Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Planet Polymer Technologies, Inc.

royalties payable to Planet pursuant to the Sale and Licensing Agreements between Planet and Agway, Inc., relating to Planet’s FreshSeal® and Optigen® technology and the certain Purchase, Sale and License Agreement between Planet and Ryer Enterprises, LLC, relating to Planet’s AQUAMIM® technology.

ITEM 3. CONTROLS AND PROCEDURES

     The Company’s management, with the participation of the Company’s Chief Executive Officer who is also the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities and Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     During the fiscal three months ended March 31, 2004, there were no significant changes in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings:

          None

Item 2 – Changes in Securities:

          None

     Item 3 – Defaults upon Senior Securities:

          None

Item 4 – Submission of Matters to a Vote of Security Holders:

          None

Item 5 – Other Information:

          None

Item 6 – Exhibits and Reports on Form 8-K

(a)	Exhibits

PART 1 – FINANCIAL INFORMATION
Item 2 – Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Planet Polymer Technologies, Inc.

Exhibit 31.1 Certification of Principal Executive Officer and Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit 32.1 Certification of Principal Executive Officer and Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b)	Reports on Form 8-K

                    Form 8-K filed March 30, 2004 which attached the Company’s news release dated March 19, 2004, as Exhibit 99.4 describing the Company’s Year-End 2003 revenues and expenses, and also attached the Asset Purchase Agreement entered into by the Company and Allergy Free on March 18, 2004 as Exhibit 2.1.

SIGNATURES

In accordance with the requirements of Exchange Act, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2004	Planet Polymer Technologies, Inc.

/s/ H. M. Busby
H. M. Busby
Chief Executive Officer
(On behalf of Registrant and as Registrant’s Principal Financial and Accounting Officer)