Form 10QSB/A
period 2004-03-31
PLANET POLYMER TECHNOLOGIES INC
filed 2004-06-18
CIK 896861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

PLANET POLYMER TECHNOLOGIES, INC.

CONDENSED BALANCE SHEET (UNAUDITED)

March 31,
2004
ASSETS
Current assets:
Cash	$44,320
Note receivable	152,387
Prepaid expenses	6,878

Total current assets	203,585
Patents, trademarks and license agreements, net of accumulated amortization of $81,685	149,651
Note Receivable	22,800

Total assets	$376,036

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities — accounts payable	$187,708

Commitments and contingencies
Shareholders’ equity:
Preferred Stock, no par value
4,250,000 shares authorized,
no shares issued or outstanding	—
Series A Convertible Preferred Stock, no par value
750,000 shares authorized,
no shares issued or outstanding	—
Common Stock, no par value,
20,000,000 shares authorized,
6,257,884 shares issued and outstanding	11,651,991
Additional paid-in capital	3,000,000
Accumulated deficit	(14,463,663)

Total shareholders’ equity	188,328

Total liabilities and shareholders’ equity	$376,036

SEE NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

PLANET POLYMER TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2004	2003
Revenues	$57,444	$155,620

Operating expenses:
Cost of revenues	922	1,221
General and administrative	181,752	162,617

Total operating expenses	182,674	163,838

Loss from operations	(125,230)	(8,218)
Other income, net	1,183	8,940

Net income (loss) applicable to common shareholders	$(124,047)	$722

Net income (loss) per share applicable to common shareholders (basic and diluted)	$(0.02)	$0.00

Weighted average shares outstanding used in per share computations	6,214,477	9,207,884

SEE NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

PLANET POLYMER TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
Three Months Ended March 31, 2004

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at January 1, 2004	6,207,884	$11,648,991	$3,000,000	$(14,339,616)	$309,375
Exercise of stock options	50,000	3,000	—	—	3,000
Net loss	—	—	—	(124,047)	(124,047)

Balance at March 31, 2004	6,257,884	$11,651,991	$3,000,000	$(14,463,663)	$188,328

SEE NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

PLANET POLYMER TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(124,047)	$722
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,689	1,194
Bad debts	2,881	—
Gain on sale of property and equipment	—	(1,300)
Changes in assets and liabilities:
Accounts receivable	13,626	(129,632)
Prepaid expenses and other assets	(2,998)	3,327
Accounts payable	119,208	82,105
Accrued expenses	—	(2,417)

Net cash provided by (used in) operating activities	12,359	(46,001)

Cash flows from investing activities:
Proceeds from the sale of property and equipment	—	1,300
Proceeds from notes receivable	10,417	39,872
Cost of patents and other assets	—	3,690
Net cash provided by investing activities	10,417	44,862

Cash flows from financing activities — Proceeds from exercise of stock options	3,000	—

Net increase (decrease) in cash	25,776	(1,139)
Cash at beginning of period	18,544	14,781

Cash at end of period	$44,320	$13,642

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

2. Liquidity and Capital Resources

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. For the three months ended March 31, 2004 the Company incurred a loss of $124,047. As of March 31, 2004, the Company had an accumulated deficit of $14,463,663. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company does not believe that its existing sources of liquidity and anticipated revenue will be adequate to satisfy the Company’s projected working capital and other cash requirements through September 30, 2004, to continue as a public reporting company without raising additional capital or consummating a merger (see below). For the three months ended March 31, 2004 the Company had no employees and did not conduct any research or development. The Company’s future capital requirements will be dependent upon many factors, including, but not limited to, costs associated with the continued support of licenses on the Company’s proprietary polymer materials, costs associated with the enforcement of the Company’s patents, and costs associated with the administration of the Company. Although possible, it is unlikely that the Company will be able to generate positive cash flow and show a profit through December 31, 2004.

     On March 22, 2004, the Company and Allergy Free, LLC (“Allergy Free”) announced that on March 18, 2004, they had entered into an Asset Purchase Agreement (“Agreement”). As subsequently amended, the Agreement provides for the Company to acquire all assets and assume certain liabilities of Allergy Free for which the Company will provide the following consideration: a subordinated convertible note in the approximate principal amount of $356,430 bearing interest at 5.5% per annum and due and payable within three (3) years and approximately 26,678,348 shares of common stock of the Company. Additionally, at or near the closing, $2,287,400 of Allergy Free’s investor notes payable and $248,519 of related interest payable will be converted into approximately 50,718,380 shares of common stock of the Company. As a result, after the closing of the Agreement and the conversion of the notes and related interest payable, the members of Allergy Free will own approximately 90% of the voting shares of the Company. Since the members of Allergy Free will receive the majority of the voting shares of the Company, the current president of Allergy Free will become president of the Company and since

Planet Polymer Technologies, Inc.

NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS

representatives of Allergy Free will hold three of the five seats on the Company’s Board of Directors, the merger will be accounted for as a reverse acquisition whereby Allergy Free will be the accounting acquirer (legal acquiree) and the Company will be the accounting acquiree (legal acquirer). Investors are encouraged to review, when available, the Company’s Proxy Statement which will be available through EDGAR at www.sec.gov.

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

Planet Polymer Technologies, Inc.

NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS

	Three Months Ended March 31
	2004	2003
Net income (loss), as reported	$(124,047)	$722
Stock-based employee compensation expense assuming a fair value based method had been used for all awards	(11,447)	(13,400)

Net income (loss), pro forma	$(135,494)	$(12,678)

Basic earnings (loss) per share, as reported	$(0.02)	$(0.00)

Basic earnings (loss) per share, pro forma	$(0.02)	$(0.00)

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

     Planet had an accumulated deficit as of March 31, 2004 of approximately $14.5 million. The Company’s only anticipated source of revenues is from royalties from BASF, Alltech, and Ryer Enterprises, LLC, which are not expected to be sufficient to result in a net profit through December 31, 2004.

RESULT OF OPERATIONS

     The net loss for the three months ended March 31, 2004, was $124,047 compared to a net income of $722 for the three month period ended March 31, 2003. The Company’s revenues decreased to $57,444 for the three months ended March 31, 2004 from $155,620 for the same period in 2003. This decrease is a result of the Company having received a one time payment of $130,000 in license revenue from Agway, Inc. in the first quarter of 2003 and the Company incurring higher legal expenses and costs for the three months ended March 31, 2004, due to the pending acquisition agreement with Allergy Free, LLC.

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

     In April 2003 the Company recovered the assets sold to Ryer Industries, LLC, and by agreement dated as of May 1, 2003, resold the assets to Ryer Enterprises, LLC (“Ryer Enterprises”), a newly formed entity which intends to continue the commercial employment of the AQUAMIM® products. Pursuant to said agreement, the Company has licensed to Ryer Enterprises, the patent rights relating to the AQUAMIM® products for royalties which are payable monthly forty-five days after the close of each month for 8 years after which Planet has agreed to transfer the patents to Ryer Enterprises, provided it is not in default. Subsequent to December 31, 2003, the Company agreed to forbear the February and

PART 1 – FINANCIAL INFORMATION

Item 2 – Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Planet Polymer Technologies, Inc.

March royalty payment from Ryer Enterprises in exchange for a two (2) month extension to the monthly installment payments plus one additional installment payment of $4,600. Subsequent to March 31, 2004, the Company has received monthly installment payments for April and May 2004, paid for Ryer Enterprises by a third party interested in acquiring the assets and liabilities of Ryer Enterprises, including those rights of Ryer Enterprises to the AQUAMIM® products.

     Cost of revenues decreased to $922 for the three months ended March 31, 2004, from $1,221 for the same period in 2003, reflecting the decrease in revenues.

     Total operating expenses increased to $182,674 for the three months ended March 31, 2004, from $163,838 for the same period in 2003. This increase was primarily attributable to higher legal expenses and costs incurred in the three months ended March 31, 2004, due to the pending acquisition agreement with Allergy Free, LLC.

     Similar to the first quarter of 2003, the Company incurred no research and development expenses. Unless and until the Proposed Acquisition is completed, the Company anticipates limited or no further research and development activities on new products.

     Other income, net decreased from approximately $8,940 for the three months ended March 31, 2003, to $1,183 for the same period in 2004, which primarily reflects interest earned on cash balances.

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

     On March 22, 2004, the Company and Allergy Free, LLC (“Allergy Free”) announced that on March 18, 2004, they had entered into an Asset Purchase Agreement (“Agreement”). As subsequently amended, the Agreement provides for the Company to acquire all assets and assume certain liabilities of Allergy Free for which the Company will provide the following consideration: a subordinated convertible note in the approximate principal amount of $356,430 bearing interest at 5.5% per annum and due and payable within three (3) years and approximately 26,678,348 shares of common stock of the Company. Additionally, at or near the closing, $2,287,400 of Allergy Free’s investor notes payable and $248,519 of related interest payable will be converted into approximately 50,718,380 shares of common stock of the Company. As a result, after the closing of the Agreement and the conversion of the notes and related interest payable, the members of Allergy Free will own approximately 90% of the voting shares of the Company. Since the members of Allergy Free will receive the majority of the voting shares of the Company, the current president of Allergy Free will become president of the Company and since representatives of Allergy Free will hold three of the five seats on the Company’s Board of Directors, the

PART 1 – FINANCIAL INFORMATION

Item 2 – Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Planet Polymer Technologies, Inc.

merger will be accounted for as a reverse acquisition whereby Allergy Free will be the accounting acquirer (legal acquiree) and the Company will be the accounting acquiree (legal acquirer). Investors are encouraged to review, when available, the Company’s Proxy Statement which will be available through EDGAR at www.sec.gov.

     If the transaction is completed, immediately prior to the closing, Planet will distribute to a trustee for the benefit of Planet shareholders of record as of April 15, 2004 (“Trust”), the right to receive all royalties payable to Planet pursuant to the Sale and Licensing Agreements between Planet and Agway, Inc., relating to Planet’s FreshSeal® and Optigen® technology and the certain Purchase, Sale and License Agreement between Planet and Ryer Enterprises, LLC, relating to Planet’s AQUAMIM® technology.

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

SIGNATURES

In accordance with the requirements of Exchange Act, the Registrant has duly caused this report on Form 10-QSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 17, 2004	Planet Polymer Technologies, Inc.

/s/ H. M. Busby

H. M. Busby
Chief Executive Officer
(On behalf of Registrant and as Registrant’s
Principal Financial and Accounting Officer)