Form 10KSB/A
period 2003-12-31
PLANET POLYMER TECHNOLOGIES INC
filed 2004-08-13
CIK 896861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
Commission File No. 0-26804

PLANET POLYMER TECHNOLOGIES, INC.

(Name of small business issuer in its charter)

CALIFORNIA	33-0502606
(State or other jurisdiction of incorporation of organization)	(IRS Employer identification No.)

6835 Flanders Drive, Suite 100 San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (619) 291-5694

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, No Par Value

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No

     Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. ☐

     The issuer’s revenues for the year ending December 31, 2003 were $175,082.

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

Transitional Small Business Disclosure Format (check one) ☐ yes ☑ no

PLANET POLYMER TECHNOLOGIES, INC.

FORM-10KSB/A
Year Ended December 31, 2003

     The letter to Shareholders and this Annual Report on Form 10-KSB/A contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends that such statements shall be protected by the safe harbors provided for in such sections. Such statements are subject to risks and uncertainties that could cause the Company’s actual results to vary materially from those projected in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this section as well as those sections entitled “Risk Factors,” and in “Item 6 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

     Planet’s patented development technologies are listed below:

•	EnviroPlastic CRT controlled-release technology — Polymer coating technologies for use other than agriculture and produce products

•	EnviroPlastic Z — Biodegradable and compostable polymers

•	Aquadro — Hydrodegradable (water dispersible) polyvinyl alcohol resin

•	AQUAMIM® Metal Injection Molding — Moldable metal filled polymers

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

•	the timing of market acceptance of Company products, including products acquired from Allergy Free;

•	competing technological and market developments;

•	the costs involved in filing, prosecuting and enforcing patent claims, and

•	the receipt of note payments and earned royalties.

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

Liquidity and Capital Resources

     The Company used approximately $140,000 for continuing operations for the year ended December 31, 2003; approximately $51,000 in accounting fees, approximately $61,000 in in-house consulting fees and approximately $33,000 in rent.

     Net cash provided by investing activities of approximately $138,000 for the year ended December 31, 2003 primarily resulted from payments on notes receivable and the sale of assets relating to the Purchase Sale and License Agreement dated May 1, 2003, with Ryer Enterprises, LLC.

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names of the directors and certain information about each director is set forth below:

Name	Age	Principal Occupation
Robert J. Petcavich, Ph.D.(1) (2)	48	Chairman of the Board of Directors and Chief Technical Officer
H. M. Busby	64	Director, President, Chief Financial Officer and Secretary
Ronald B. Sunderland (1)(2)	66	Business Executive and Attorney

     Robert J. Petcavich is currently CTO of Lumera Corporation of Seattle Washington. Dr Petcavich was founder, Chairman and/or CEO of the Company from 1992 until 2003. He was also founder, Chairman and/or CEO from 1996 until 2001 of Alife Medical, Inc., a natural language processing software services provider for the medical billing industry now majority owned by Medquist (NASDAQ:MEDQ) a subsidiary of Philips Electronics. Dr Petcavich has a Ph.D. degree in Polymer Science, a Master of Science Degree in Solid State Science, and a B.S. degree in Chemistry from the Pennsylvania State University, and completed the PMD executive management degree program at Harvard University. He is also a director of Molecular Reflections Inc.

     H. M. “Mac” Busby has been a director of the Company since August 1997 when he was elected by the members of the Board of Directors to fill a vacancy on the Board. Mr. Busby became President and Chief Executive Officer and Chief Financial Officer of the Company on February 1, 2003. In May 2003, Mr. Busby was appointed Secretary of the Company. Mr. Busby began his career in 1966 at Wisconsin Centrifugal, Inc. which included the position of Manager of Industrial and Public Relations. Mr. Busby has also served as Vice President of Human Relations and Administration for MCA Financial, Inc., a subsidiary of MCA, Inc. Mr. Busby was Chairman of Sun Protective International and Sun-Gard USA. Mr. Busby earned his B.S. in Business Administration from Indiana University.

     Ronald B. Sunderland has been a director since May 2000. He is currently Sr. Vice President Business / Legal Affairs of Warner Bros. Domestic Cable Distribution where he has been since 1999. From 1997 to 1999, Mr. Sunderland was the Senior Vice President of Aaron Spelling Television, Inc. During the years 1978 to 1996 he was with the American Broadcasting Company, Inc. where he eventually became Executive Vice-President, Business Affairs and Contracts. Mr. Sunderland received a Bachelor’s degree in Political Science from the University of California at Los Angeles and a Juris Doctor from Loyola University School of Law.

Board Committees and Meetings

     During 2003, the Board of Directors held three (3) meetings. The Board of Directors has an Audit Committee and a Compensation Committee. In addition, in 2004 the Company’s entire current Board acted as the Nominating Committee and nominated Scott Glenn, Michael Trinkle and Ellen Preston to serve as directors with Robert Petcavich and H. Mac Busby in compliance with the Asset Purchase Agreement dated March 18, 2004, and entered into by and between the Company and Allergy Free, LLC. The shareholders of the Company have the right to vote whether to accept the Asset Purchase Agreement and the Acquisition contemplated therein. The newly elected Board will consider establishing a charter for the Nominating Committee, which provides guidelines for the selection of future directors.

     The Audit Committee is responsible for the engagement of the Company’s independent auditors, consulting with independent auditors concerning the audit plan and reviewing the comments and recommendations resulting from the auditor’s report. During 2003, the Audit Committee was composed of non-employee directors including Messrs. Dr. Petcavich and Ronald B. Sunderland and met four (4) times during 2003. The Audit Committee Charter was adopted on May 22, 1997 and was subsequently amended in 2001. The Audit Committee does not currently have an “audit committee financial expert” serving on the audit committee. The Board believed that the Company’s limited activities made it impractical to recruit a financial expert following the resignation of Peter O’Neill, the chief financial officer of Agway, Inc., who had formerly been the chairman of the audit committee. After the Closing, the Board intends to consider recruiting a financial expert to serve on the Board and audit committee.

     The Audit Committee has reviewed and discussed the audited financial statements with management and it has discussed with the independent auditors the matters required to be discussed by SAS 61. Furthermore, the Audit Committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1 and has discussed with the independent accountant the independent accountant’s independence and based on the review of the financial statements and discussions with management and the auditors, it recommended to the Board of Directors that the audited financial statements be included in this annual report.

     The Compensation Committee is responsible for reviewing the compensation and benefits of the Company’s executive officers, making recommendations to the Board of Directors concerning the compensation and benefits of the Company’s executive officers and administering the Company’s Stock Incentive Plans. The Compensation Committee in 2003 was composed of two non-employee directors including Messrs. H. M. Busby, and Ronald B. Sunderland. The Compensation Committee did not meet during 2003 since there were no employees of the Company.

     The Nominating Committee will be responsible for identifying, evaluating, and recommending candidates to serve as directors of the Company and to serve as a focal point for communication between such candidates, the Board, and the Company’s management and will be recommendations to the Board of Directors concerning the nomination of candidates to be elected by the Company’s shareholders as a director of the Company.

     The Company has not yet adopted a code of ethics for its officers and other key personnel involved in the Company’s operations. However, upon the election of the new board, the Company plans to adopt such an ethics code and will promptly disclose such adoption to its shareholders and other interested parties.

     During 2003, each Board member attended 75% or more of the aggregate of the meetings of the Board, and of the committees on which he served, held during the period for which he was a director or committee member, respectively.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act (“Section 16(a)”) requires the Company’s directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors, and greater than ten percent (10%) shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were complied with except for the late filing of Form 5 for current directors Busby, Sunderland, and Petcavich relating to options granted during 2003.

Management

     Set forth below is information regarding management of the Company.

Name	Age	Position

Robert J. Petcavich, Ph.D.	49	Chairman of the Board and Chief Technical Officer
H. M. Busby	65	CEO & President, Chief Financial Officer, and Secretary

     For biographical information of Dr. Petcavich and Mr. Busby please refer to the section of this annual report listing the board of directors of the Company.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Directors

     Directors may be granted options to purchase Common Stock under the Company’s 1995 Stock Option Plan (the “1995 Option Plan”) and the 2000 Stock Incentive Plan (“2000 Incentive Plan”). During 2003, options to purchase shares of the Company’s Common Stock were granted to the Company’s directors as follows: (i) in May 2003, the Board of Directors of the Company approved and granted non-statutory stock option grants to Mr. Busby, Dr. Petcavich and Mr. Sunderland to purchase 50,000 shares of the Company’s Common Stock at an exercise price of $0.06 per share, vesting fully at the date of grant, and (ii) the Board of Directors granted non-statutory stock option grants to Dr. Petcavich to purchase an additional 12,500 shares of the Company’s Stock at an exercise price of $0.14 per share, vesting fully at the date of the grant.

     Directors are reimbursed for reasonable travel expenses incurred in connection with attendance at Board meetings, or any committee meetings, or otherwise in connection with their service as a director.

Compensation of Executive Officers

     The following table sets forth, for the fiscal years ended December 31, 2003, 2002, and 2001 certain compensation awarded or paid to, or earned by the Company’s Executive Officers.

Summary Compensation Table

					Shares	All Other
					Underlying	Compen-
Name and Principal Position	Year	Salary($)	Bonus($)		Options(#)	sation($)
Robert J. Petcavich	2003	$—	$—		—	$—
Chairman of the Board	2002	$170,038	$—		—	$3,241	(2)
and Chief Technical Officer	2001	$210,000	$15,000	(3)	—	$6,139	(1)
H.M. Busby	2003	$—	$—		—	$31,677	(7)
Chief Executive Officer,	2002	$—	$—		—	$—
President and Chief Financial	2001	$—	$—		—	$—
Officer
Richard C. Bernier (6)	2003	$—	$—		—	$—
Chief Executive Officer	2002	$117,713	$—		—	$—
and President	2001	$205,000	$—		100,000 (4)	$37,471	(5)

(1)	Represents insurance premiums paid by the Company under a term life insurance policy insuring Dr. Petcavich and auto expense reimbursement.

(2)	Represents auto expense reimbursement paid by the Company.

(3)	Includes $15,000 accrued as a bonus pursuant to an incentive agreement effective January 1, 2000, but paid in 2001.

(4)	Represents an option granted on November 4, 2001 with an exercise price of $0.06. Options vested April 15, 2002.

(5)	Temporary living and moving expenses, including “tax gross-up” as allowed per employment agreement.

(6)	Mr. Bernier served as CEO & President and Acting Chief Financial Officer until his resignation January 31, 2003.

(7)	Represents a consulting fee Mr. Busby was paid for his services to the Company in 2003.

Stock Option Grants and Exercises

     The Company’s Executive Officers are eligible for grants of options under the Company’s 1995 Stock Option Plan (the “1995 Option Plan”) and the 2000 Stock Incentive Plan (the “2000 Incentive Plan”). As of December 31, 2003, there were remaining approximately 447,300 shares available for grant under the Option Plans.

     The following table sets forth information with respect to the number of securities underlying unexercised options held by the Executive Officers as of December 31, 2003 and the value of unexercised in-the-money options (i.e., options for which the current fair market value of the Common Stock underlying such options exceeds the exercise price):

Aggregated Option Exercises Last Fiscal Year and Fiscal Year End Option Values

			Number of Securities
			Underlying Unexercised		Value of Unexercised
			Options at Fiscal Year End		In-the-Money Options at
	Shares		(2)		Fiscal Year End ($) (1)
	Acquired on	Value
Name	Exercise(#)	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Robert J. Petcavich	-0-	-0-	227,182	0	$0	$0
H. M. Busby	-0-	-0-	163,000	0	$0	$0
Richard C. Bernier	-0-	-0-	25,000	0	$0	$0

(1)	Calculated based on the estimated fair market value of the Company’s Common Stock as of December 31, 2003, less the exercise price payable upon the exercise of such options. Such estimated fair market value as of December 31, 2003 was $.04, the last price posted at the close of trading on December 31, 2003.

(2)	The three current directors of Planet, H.M. Busby (100,000), Dr. Robert J. Petcavich (50,000), and Ronald B. Sunderland (50,000) each exercised stock options in March and/ or April 2004 thus reducing the number of options held in a corresponding amount. Additionally, the three current directors surrendered “Out of the Money” stock options in the following amounts: Robert J. Petcavich, 164,182; H.M. Busby 48,200; Ronald B. Sunderland, 18,000.

Equity Compensation Plan Information

	(a)	(b)	(c)
Number of securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan category	and rights	and rights	(a))
Equity compensation plans approved by security holders	104,500 (2)	$1.52	782,682 (2)
Equity compensation plans not approved by security holders (1)	N/A	N/A	N/A
Total	104,500	$1.52	782,682 (2)

(1)	The Company does not have any equity compensation plans that have not been approved by Shareholders.

(2)	As of July 21, 2004.

ITEM. 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of the Company’s Stock as of April 30, 2004 by: (i) each director and nominee for director; (ii) each of the Executive Officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent (5%) of any class of the Company’s Stock, based upon information reported to the Company or publicly available reports filed with the SEC.

		Beneficial Ownership
Title			Percentage of Class
of Class	Beneficial Owner	Number of Shares (1)	Owned (2)
Common	Robert J. Petcavich, Ph.D. (3) 313 5th Avenue, South Kirkland, WA 98033	754,599	11.4%

Common	Richard Zorn (4) 750 Lexington Avenue, 24th Floor New York, NY 10022	518,900	7.9%

Common	H.M. Busby (5) 3852 Alameda Place San Diego, CA 92103	350,592	5.3%

Common	Ronald B. Sunderland 3728 Regal Vista Dr. Sherman Oaks, CA 91403	100,000	1.5%

Common	All executive officers and directors as a group	1,205,191	18.3%

(1)	This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)	Percentage ownership is based upon the shares outstanding on April 30, 2004.

(3)	Includes 12,500 shares issuable upon exercise and which expire on 5/19/2013.

(4)	Mr. Zorn is the beneficial owner of 218,300 shares of Common Stock and by his affiliation with Benchmark has shared investment discretion over accounts of its customers that hold 300,600 shares of Common Stock as of May 13, 2003.

(5)	Includes18,000 shares issuable upon exercise and which expire on 5/19/2013.

Description of Employee Benefit Plans:

2000 Stock Incentive Plan

     Planet’s 2000 Stock Incentive Plan was approved by Planet’s shareholders at its annual meeting of shareholders on May 1, 2000. The Board of Directors reserved 500,000 shares of common stock for issuance under the 2000 Plan, together with any remaining shares of common stock eligible for issuance under the 1995 Stock Option plan which expire unexercised. A committee consisting of Planet’s Board of Directors or appointed Board members has the sole discretion to determine under which plan stock options and bonuses may be granted.

     The purpose of the 2000 Incentive Plan is similar to that of the 1995 Plan, which was to attract and retain qualified personnel, to provide additional incentives to employees, officers, directors and consultants of the Company and to promote the success of the Company’s business. As was the case under the 1995 Plan, under the 2000 Plan, Planet may grant or issue incentive stock options and non-statutory stock options to eligible participants, provided that incentive stock options may only be granted to employees of Planet.

The 2000 Stock Incentive Plan also allows shares of common stock to be issued under a Stock Bonus Program through direct and immediate issuances. Similar to stock options granted under the Plan, stock bonus awards may be subjected to a vesting schedule determined by the Board of Directors. Option grants under both plans are discretionary. Options granted under both plans are subject to vesting as determined by the Board, provided that the option vests as to at least 20% of the shares subject to the option per year. The maximum term of a stock option under both plans is ten years, but if the optionee at the time of grant has voting power over more than 10% of the Company’s outstanding capital stock, the maximum term is five years under both plans. Under both plans if an optionee terminates his or her service to Planet, such optionee may exercise only those option shares vested as of the date of termination, and must affect such exercise within the period of time after termination set forth in the optionee’s option. The exercise price of incentive stock options granted under both plans must be at least equal to the fair market value of the Common Stock of the Company on the date of grant. Under both plans the exercise price of options granted to an optionee who owns stock possessing more than 10% of the voting power of Planet’s outstanding capital stock must equal at least 110% of the fair market value of the common stock on the date of grant. Payment of the exercise price may be made in cash, by delivery of other shares of the Company’s common stock or by any other form of legal consideration that may be acceptable to the Board.

401(K) Plan

     The Company provided a defined contribution 401(k) savings plan (the “401(k) Plan”) in which all full-time employees of the Company were eligible to participate. Eligible employees were permitted to contribute up to fifteen percent (15%) of their pre-tax salary to the 401(k) Plan subject to IRS limitations. Company contributions to the 401(k) Plan were at the discretion of the Board of Directors. There were no Company contributions charged to operations related to the 401(k) Plan in 2002. The Company terminated the 401(k) Plan in 2003, and pursuant to this termination made a full distribution of the plan assets to the plan participants.

Employment Agreements and Change in Control Arrangements

     On November 18, 1998, the Company entered into a five-year employment agreement, effective January 1, 1999, with Dr. Petcavich. This agreement increased Dr. Petcavich’s salary to $210,000 and included a termination provision that provided for a consulting agreement in the event of early termination. Also on November 18, 1998 the Company’s Board of Directors granted Dr. Petcavich an incentive stock option to purchase 125,000 shares of Common Stock at an exercise price of $1.65 per share under the 1995 Stock Option Plan.

     In December 31, 2001, the Company and Dr. Petcavich amended the above employment agreement, reducing the length of the agreement to four (4) years, terminating on December 31, 2002. In consideration of this accommodation, the Company agreed to continue Dr. Petcavich’s salary for the 2002 calendar year, as long as the Company had sufficient cash on hand to continue business through the calendar year 2002. Should cash be insufficient to meet these obligations, Dr. Petcavich’s salary would be reduced to a maximum of consulting and other revenues generated by Dr. Petcavich.

     On October 17, 2000, the Company entered into a two-year employment agreement with Richard C. Bernier, to serve as Planet’s President and Chief Executive Officer. Planet had the option to extend the employment term for two (2) additional one-year terms, as well as a notice provision of at least 183 days before Mr. Bernier’s employment could be terminated. Mr. Bernier’s compensation consisted of $205,000 as an annual salary, a signing bonus of 10,000 shares of Planet’s common stock, a grant of a stock option to purchase 160,000 shares of common stock at an exercise price of $1.50 per share under the 2000 Stock Incentive Plan, and a year end bonus incentive program for earnings improvement over current Company performance. Mr. Bernier’s agreement also provided for a consulting agreement should he be terminated for any reason other than for cause during the term of employment.

     On October 17, 2001, the Company and Mr. Bernier amended the term of the agreement to fully terminate on December 31, 2002. Mr. Bernier’s primary duties as CEO were revised to include selling all of the Company’s patents and related technological know-how, excluding the license agreements with Agway, Inc., manage the restructuring of the Company’s business in accordance with the approved restructuring plan and establish the operational and legal structure for the Company for calendar year 2002. In consideration for this accommodation, the Company and Mr. Bernier agreed to a commissions only payment schedule for 2002 based on the successful sale of patents, related technological know-how, inventories, property and equipment associated with the Company’s AQUAMIM Metal Injection Molding, EnviroPlastic, EnviroPlastic Z and Aquadro technologies. Mr. Bernier also received a ten-year option to acquire 100,000 shares of the Company’s common stock at ($0.06 per share), with full vesting on or before April 15, 2002 provided operational and legal restructuring had been completed.

     The Company entered into consulting agreements with Dr. Petcavich and Mr. Bernier effective as of January 1, 2003. Dr. Petcavich’s consulting term is for two (2) years and five (5) months to provide ongoing support and consulting services to the

Company’s customers who purchased and/or licensed the Company’s intellectual property. Dr. Petcavich is to receive consulting fees the Company collects from the customers who received Dr. Petcavich’s consulting services, less any expenses incurred by the Company in connection with Dr. Petcavich’s provision of such services. Mr. Bernier’s consulting term was for three months to assist the Company with its SEC reporting obligations for the year ended December 31, 2002, 2003 annual shareholders meeting and the finalization of sale and licensing agreements between the Company and Agway. Mr. Bernier was to receive fees of $100 per hour, not to exceed $25,000 in the aggregate, as well as non-statutory stock options to purchase 25,000 shares of Planet Common Stock under the Company’s 2000 Stock Incentive Plan. The stock options have a ten year term, with a strike price of $0.05 which was the price of the Common Stock at the last trade reported as of January 31, 2003.

     The Company entered into an agreement with H.M. Busby whereby the Company has agreed to pay him $100 per hour for work he performs on behalf of the Company.

     If the Acquisition is approved, the Company plans to retain Scott L. Glenn as President/CEO and Chairman of the Board of the Company. In lieu of cash for his services, the Company plans to offer, and he has agreed to accept, a non-qualified stock option under the Company’s 2000 Plan to purchase 3,480,729 shares of the Company’s Common Stock (prior to adjustment for the reverse stock split discussed in the proxy). Thereafter, the Company agrees to grant to Mr. Glenn stock options exercisable at the then fair market value at such time as may be required to maintain the aggregate number of stock options granted to Mr. Glenn at an amount not less than five (5%) percent of the issued and outstanding stock of the Company (on a fully diluted basis) during his three year term of employment.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In a letter agreement dated November 14, 2000, Planet agreed to sell, assign and transfer patent rights (the “Patent Transaction”) to Planet’s animal feed additives, fruit and vegetable coatings, and controlled-release fertilizer (the “Patents”), for a cash price of $250,000 and continuation of royalty payments equal to the payments Planet would otherwise be entitled to receive pursuant to its existing license agreement with Agway and the sublicense agreements related thereto, as such agreements may be amended from time to time by mutual agreement of the parties. Planet, in turn, agreed to pay Agway $150,000 in return for an exclusive worldwide royalty-free license to use and commercially exploit all right related to the Patents for all uses other than food and agricultural initiatives. As a result of the concurrent execution of the warrant exercise by Agway on November 14, 2000 and the Patent Transaction, and the Company’s inability to establish separate fair values for the patent sale and sublicense, the net proceeds of $100,000 has been accounted for as additional proceeds from the issuance of Common Stock pursuant to the exercise of warrants in the accompanying financial statements.

     To consummate the sale and assignment contemplated by the letter agreement dated November 14, 2000, the Company and Agway agreed on the form of two separate Sale and Licensing Agreements with respect to the agricultural feed technologies and the fruit/produce technologies. On March 25, 2003 the U.S. Bankruptcy Court gave its approval to Agway to enter into the two Sale and Licensing Agreements with the Company. Under the Sale and Licensing Agreements, the Company confirmed (i) the assignment of its agricultural feed related patent rights and fruit/produce related patent rights and (ii) license of its technology related to the agricultural feed products and fruit/produce products, to Agway. In return, the Company will received an up-front royalty payment of $30,000 for its execution of the agricultural feed agreement and a payment of $100,000 for its execution of the fruit/produce agreement, and will also receive a sales royalty based on net revenues generated from product sales. Agway will also grant the Company exclusive, irrevocable, worldwide, royalty-free limited licenses to use the assigned patents rights for uses other than food and agricultural initiatives. In connection with the agricultural feed agreement, Agway also assigned and transferred to the Company all of Agway’s shares of Planet capital stock. Additionally, under the fruit/produce agreement, Agway may enter into an agreement to sell all or substantially all of the assets of its FreshSeal business, which would include the fruit/produce patent rights assigned by the Company, within 12 months of the date of that agreement. Upon such sale, Agway must pay the Company, among other things, a percentage of the net sales proceeds, up to $200,000. Management cannot assure that the Company will receive significant, if any, royalties and monies under these Sale and Licensing Agreements.

     In November 1998, the Company and Agway entered into an agreement relating to the funding by Agway of a feasibility study (the “Feasibility Agreement”) of the Company’s polymer technology for use in agricultural products (other than fertilizers and certain biological products) and food products. Under the terms of the Feasibility Agreement, the Company is reimbursed for certain qualifying research and development costs relating to such applications. During 2000, the Company recorded reimbursable research and development costs of $174,872 from Agway under the Feasibility Agreement.

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

     Agway Holdings Inc., an indirect wholly owned subsidiary of Agway, was a beneficial owner of more than 10% of the Company’s Common Stock since January 11, 1999, but in April 2003 all shares were transferred by Agway to the Company and cancelled.

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

(c)	Exhibit Number	Description.

	2.1(26)	Asset Purchase Agreement dated March 18, 2004, between the Company and Allergy Free.

	3.1(1)	Restated Articles of Incorporation of the Registrant.

	3.2(1)	Restated Bylaws of the Registrant.

	3.3(6)	Amended and Restated Certificate of Determination of Preferences of Series A Convertible Preferred Stock.

	4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

	4.2(1)	Form of warrant issued to Underwriters.

	4.3(1)	Form of Class B Warrant, with related schedule of warrantholders.

	4.4(1)	Warrant issued to Reynolds Kendrick Stratton.

	4.5(1)	Form of warrant issued to advisors, with related schedule of warrantholders.

4.6(1)	Specimen Stock Certificate.

4.7(2)	Non-statutory Stock Options granted in September 1994 to Dr. Petcavich and Messrs. Wright and To.

4.8(1)	Warrant issued to Am-Re Services, Inc.

5.1(16)	Opinion of Blanchard Krasner & French, APC.

10.1(1)	Form of Indemnity Agreement entered into between the Registrant and each of its executive officers and directors.

10.2(1)	Registrant’s 1995 Stock Option Plan (the “1995 Option Plan”).

10.3(1)	Form of Incentive Stock Option Grant under the 1995 Option Plan.

10.4(1)	Form of Non-statutory Stock Option Grant under the 1995 Option Plan.

10.5(1)	Standard Industrial Gross Lease, dated June 1, 1992, between the Registrant and The Trustees Under the Will and of the Estate of James Campbell, Deceased, as amended August 13, 1992 and May 3, 1994.

10.6(1)	Agreement to Assign Proprietary Rights between the Registrant and Dr. Robert J. Petcavich.

10.7(1)	Form of Confidential Information Agreement entered into between the Registrant and its employees.

10.8(3)	Purchase and Sale Agreement dated as of January 1, 1996, by and among the Registrant, Deltco of Wisconsin, Inc., and Jack G. Martinsen.

10.9(4)	Executive Employment Agreement dated January 1, 1996, between the Registrant and Dr. Robert J. Petcavich.

10.10(10)	Executive Employment Agreement dated November 18, 1998 and effective January 1, 1999, between the Registrant and Dr. Robert J. Petcavich.

10.11(5)(9)	Technology Development and License Agreement, dated January 30, 1995, between the Registrant and Cominco Fertilizers, Ltd.

10.12(5)	Fourth Amendment to Lease, dated August 1, 1997 between the Registrant and The Trustees Under the Will and of the Estate of James Campbell.

10.13(6)	Securities Purchase Agreement, dated September 19, 1997, between the Registrant and Special Situations Private Equity Fund, L.P.

10.14(6)	Warrant to Purchase Common Stock, dated September 24, 1997, issued by the Registrant to Special Situations Private Equity Fund, L.P.

10.15(8)	Stock Purchase Agreement, dated November 12, 1998 between the Registrant and Agway Inc.

10.16(8)	Warrant to Purchase Common Stock, dated January 11, 1999, issued by the Registrant to Agway Inc.

10.17(10)	Registration Rights Agreement, dated January 11, 1999, between the Registrant and Agway Inc.

10.18(10)	Product Feasibility Agreement dated as of November 12, 1998 between the Registrant and Agway Consumer Products, Inc.

10.19(10)	License Agreement dated as of November 12, 1998 between the Registrant and Agway Consumer Products, Inc.

10.20(11)	Amendment No.1 dated as of February 25, 1999 to the Form of the Warrant dated January 11, 1999 issued by the Registrant to Agway Inc.

10.21(13)	Warrant to Purchase Common Stock, dated March 29, 1999, issued by the Registrant to LBC Capital Resources, Inc.

10.22(12)	Amended Technology Development and License Agreement, dated June 23, 1999, between the Registrant and Agrium Inc. (formerly known as Cominco Fertilizers Ltd.).

10.23(13)	Sub-Agreement to License Agreement (Animal Feed) effective as of March 1, 2000 between the Registrant and Agway Inc.

10.24(13)	Sub-Agreement to License Agreement (Fruits, Vegetables, Etc.) effective as of March 1, 2000 between the Registrant and Agway Inc.

10.25(13)	Warrant to Purchase Common Stock, dated March 9, 2000, issued by the Registrant to LBC Capital Resources, Inc.

10.26(14)	Registrants 2000 Stock Incentive Plan (the “2000 Plan).

10.27(14)	Form of Incentive Stock Option Grant under the 2000 Plan.

10.28(14)	Form of Non-statutory Stock Option Grant under the 2000 Plan.

10.29(16)	Private Equity Line of Credit Agreement dated August 15, 2000 and Exhibits.

10.30(16)	Letter dated September 11, 2000 amending the Private Equity Line of Credit Agreement.

10.31(17)	Employment Agreement with Richard C. Bernier.

10.32(17)	Warrant to purchase Common Stock, dated March 20, 2001, issued by the Registrant to LBC Capital Resources, Inc.

10.33(18)	Purchase and Sale Agreement dated as of December 21, 2001 between Planet Polymer Technologies, Inc. and Ryer Industries LLC and Consulting Agreement between Planet Polymer Technologies, Inc. and Ryer Industries LLC dated as of December 21, 2001.

10.34(18)	First Amendment to Executive Agreement for Robert J. Petcavich, dated December 17, 2001.

10.35(18)	First Amendment to Executive Agreement for Richard C. Bernier, dated December 17, 2001.

10.36(19)	Forbearance and Stipulated Confession of Judgment Agreement between Planet Polymer Technologies, Inc. and Ryer Industries LLC.

10.37(20)	Amendment to Forbearance and Stipulated Confession of Judgment Agreement between Planet Polymer Technologies, Inc. and Ryer Industries LLC.

10.38(20)	Form of Sale and License Agreement dated March 2003 with Agway, Inc. (animal feed products).

10.39(20)	Form of Sale and License Agreement dated March 2003 with Agway, Inc. (fruit and vegetable products).

10.40(20)	Form of First Amendment to License Agreement with Agway, Inc.

10.41(20)	Form of Consulting Agreement with Richard Bernier.

10.42(20)	Form of Consulting Agreement with Robert Petcavich.

10.43(20)(21)	Form of Purchase Sale and License Agreement dated May 1, 2003, with Ryer Enterprises, LLC.

10.44(20)(21)	Form of Secured Promissory Note dated May 1, 2003, with Ryer Enterprises, LLC.

10.45	Form of Amendment dated January 31, 2004, to Purchase, Sale and License Agreement with Ryer Enterprises, LLC.

11.1(13)(15)	Statement of Computation of Common and Common Equivalent Shares.

23.1	Consent of Blanchard Krasner & French, APC. (included in Exhibit 5.1).

23.2	Consent of J.H. Cohn LLP.

24.1	Power of Attorney. (included in signature page).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(23)	Form of Press Release dated May 13, 2003, announcing Company first quarter, 2003 results.

99.2(24)	Form of Press Release dated August 22, 2003, announcing Company second quarter, 2003 results.

99.3(25)	Form of Press Release dated November 19, 2003, announcing Company third quarter, 2003 results.

99.4(26)	Form of Press Release dated March 22, 2004, announcing Company 2003 yearend results and other matters.

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

(24) Previously filed as an exhibit to the Registrant’s Form 8K filed August 22, 2003 Report.

(25) Previously filed as an exhibit to the Registrant’s Form 8K filed November 14, 2003 Report.

(26) Previously filed as an exhibit to the Registrant’s Form 8K filed March 23, 2004 Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     For professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-QSB. The aggregate fees billed by the Company’s principal accountant, J.H. Cohn, LLP, for 2003 and 2002 were $21,850 and $18,255, respectively.

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

PLANET POLYMER TECHNOLOGIES, INC.

Dated August 13, 2004	By: /s/ H. M. Busby

H. M. Busby
Chief Executive Officer

POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints H. M. Busby, his attorney-in-fact, each with the power of substitution, for him, in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that each the attorney in-fact, or his substitute may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert J. Petcavich Robert J. Petcavich	Director	August 13, 2004
/s/ H. M. Busby H. M. Busby	Director and Chief Executive Officer (Principal Executive Officer) (Principal financial Accounting Officer)	August 13, 2004
/s/ Ronald B. Sunderland Ronald B. Sunderland	Director	August 13, 2004

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

     As of December 31, 2003 the Company entered into a month-to-month lease at a monthly rate of $6,245.

7. Income Taxes

     The differences between income tax (expense) benefit provided at the Company’s effective rate and the federal statutory rate (34%) are as follows:

	2003	2002
Income tax expense (benefit) at statutory rate	$34,795	$(227,314)
Permanent differences		106
Valuation allowance	(34,795)	227,208

Total	$—	$—

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