Form 10QSB/A
period 2004-03-31
PLANET POLYMER TECHNOLOGIES INC
filed 2004-08-13
CIK 896861

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

Restatement

     The purpose of this amendment to the Form 10-QSB for Planet Polymer Technologies, Inc., for the quarter ended March 31, 2004, is to restate the condensed financial statements to expense certain costs of a merger transaction that had previously been capitalized. Previously, the Company had capitalized $121,602 of costs associated with the acquisition of Allergy Free, LLC (“Allergy”). As the transaction progressed, it became evident that Allergy was to be the accounting acquirer and, accordingly, the Company’s costs of the transaction should have been expensed as incurred, rather than capitalized. As a result, the accompanying condensed financial statements have been restated to expense the costs of the transaction.

PART I — Financial Information
Item 1 Condensed Balance Sheet

PLANET POLYMER TECHNOLOGIES, INC.

CONDENSED BALANCE SHEET (UNAUDITED)

March 31,
2004
ASSETS	(Restated)
Current assets:
Cash	44,320
Note receivable	152,387
Prepaid expenses	6,878

Total current assets	203,585
Patents, trademarks and license agreements, net of accumulated amortization of $81,685	149,651
Note Receivable	22,800

Total assets	$376,036

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities — accounts payable	$187,708

Commitments and contingencies
Shareholders’ equity:
Preferred Stock, no par value
4,250,000 shares authorized, no shares issued or outstanding	—
Series A Convertible Preferred Stock, no par value
750,000 shares authorized, no shares issued or outstanding	—
Common Stock, no par value, 20,000,000 shares authorized, 6,257,884 shares issued and outstanding	11,651,991
Additional paid-in capital	3,000,000
Accumulated deficit	(14,463,663)

Total shareholders’ equity	188,328

Total liabilities and shareholders’ equity	$376,036

SEE NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

PLANET POLYMER TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2004	2003
	(Restated)
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
(Restated)

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
	(Restated)
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

     Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	Restatement

     Previously, the Company had capitalized $121,602 costs associated with the acquisition of Allergy Free, LLC (See Note 3). As the transaction progressed, it became evident that Allergy Free, LLC, was the accounting acquirer in the transaction with accordingly the Company’s costs of the transaction should have been expensed as incurred rather than capitalized. As a result, the accompanying condensed financial statements have been restated to expense the costs of the transaction. The previously reported net loss and net loss per share for the three months ended March 31, 2004, have been changed as followed:

Net loss, as previously reported	$2,445
Adjustment to expense costs of transaction	121,602
Net loss, as restated	$124,047
Net loss per share, as previously report	$0.00
Net loss per share, restated	$0.02

3.	Liquidity and Capital Resources

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

     On March 22, 2004, the Company and Allergy Free, LLC (“Allergy Free”) announced that on March 18, 2004, they had entered into an Asset Purchase Agreement (“Agreement”). As subsequently amended, the Agreement provides for the Company to acquire all assets and assume certain liabilities of Allergy Free for which Planet will provide the following consideration: a subordinated convertible note in the approximate principal amount of $356,430 bearing interest at 5.5% per annum and due and payable within three (3) years and approximately 26,678,348 shares of common stock of the Company. Additionally, at or near the closing, $2,287,400 of Allergy Free’s investor notes payable and $248,519 of related interest payable will be converted into approximately 50,718,380 shares of common stock of the Company. As a result, after the closing of the Agreement and the conversion of the notes and related interest payable, the members of Allergy Free will own approximately 90% of the voting shares of the Company. Since the members of Allergy Free will receive the majority of the voting shares of the Company, the current president of Allergy Free will become president of the Company and since representatives of Allergy Free will hold three of the five seats on the Company’s Board of Directors, the merger will be accounted for as a reverse acquisition whereby Allergy Free will be the accounting acquirer (legal acquiree) and the Company will be the accounting acquiree (legal acquirer). Investors are encouraged to review, when available, the Company’s Proxy Statement which will be available through EDGAR at www.sec.gov.

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

	Three Months Ended March 31
	2004	2003
	(Restated)
Net income (loss), as reported	$(124,047)	$722
Stock-based employee compensation expense assuming a fair value based method had been used for all awards	(11,447)	(13,400)

Net income (loss), pro forma	$(135,494)	$(12,678)

Basic earnings (loss) per share, as reported	$(0.02)	$(0.00)

Basic earnings (loss) per share, pro forma	$(0.02)	$(0.00)

7.	Ryer Enterprises, LLC Forbearance Agreement

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

     Previously, the company had capitalized $121,602 costs associated with the acquisition of Allergy Free, LLC (See Note 3). As the transaction progressed, it became evident that Allergy Free, LLC, was the accounting acquirer in the transaction and accordingly the Company’s costs of the transaction should have been expensed as incurred rather than capitalized. As a result, the accompanying condensed financial statements have been restated to expense the costs of the transaction. The previously reported net loss and net loss per share for the three months ended March 31, 2004, have been changed as follows:

Net loss, as previously reported	$2,445
Adjustment to expense costs of transaction	121,602
Net loss, as restated	$124,047
Net loss per share, as previously report	$0.00
Net loss per share, restated	$0.02

RESULT OF OPERATIONS

     The net loss for the three months ended March 31, 2004, was $124,047 compared to a net income of $722 for the three month period ended March 31, 2003. The Company’s revenues decreased to $57,444 for the three months ended March 31, 2004 from $155,620 for the same period in 2003. This decrease is a result of the Company having received a one time payment of $130,000 in license revenue from Agway, Inc. in the first quarter of 2003 and the Company incurring higher legal expenses and costs for the three months ended March 31, 2004, due to the pending merger agreement with Allergy Free, LLC.

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

     Total operating expenses increased to $182,674 for the three months ended March 31, 2004, from $163,838 for the same period in 2003. This increase was primarily attributable to higher legal expenses and costs incurred in the three months ended March 31, 2004, due to pending merger agreement with Allergy Free, LLC.

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

     On March 22, 2004, the Company and Allergy Free, LLC (“Allergy Free”) announced that on March 18, 2004, they had entered into an Asset Purchase Agreement (“Agreement”). As subsequently amended, the Agreement provides for the Company to acquire all assets and assume certain liabilities of Allergy Free for which Planet will provide the following consideration: a subordinated convertible note in the approximate principal amount of $356,430 bearing interest at 5.5% per annum and due and payable within three (3) years and approximately 26,678,348 shares of common stock of the Company. Additionally, at or near the closing, $2,287,400 of Allergy Free’s investor notes payable and $248,519 of related interest payable will be converted into approximately 50,718,380 shares of common stock of the Company. As a result, after the closing of the Agreement and the conversion of the notes and related interest payable, the members of Allergy Free will own approximately 90% of the voting shares of the Company. Since the members of Allergy Free will receive the majority of the voting shares of the Company, the current president of Allergy Free will become president of the Company and since representatives of Allergy Free will hold three of the five seats on the Company’s Board of Directors, the merger will be accounted for as a reverse acquisition whereby Allergy Free will be the accounting acquirer (legal acquiree) and the Company will be the accounting acquiree (legal acquirer). Investors are encouraged to review, when available, the Company’s Proxy Statement which will be available through EDGAR at www.sec.gov.

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

Date: August 13, 2004	Planet Polymer Technologies, Inc.
/s/ H. M. Busby
H. M. Busby
Chief Executive Officer (On behalf of Registrant and as Registrant's Principal Financial and Accounting Officer)