Form 10QSB
period 2004-06-30
PLANET POLYMER TECHNOLOGIES INC
filed 2004-08-16
CIK 896861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2004

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

           [X] YES                      [  ] NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 30, 2004

Common Stock, no par value	6,582,884

PLANET POLYMER TECHNOLOGIES, INC.

CONDENSED BALANCE SHEET (UNAUDITED)

June 30,
2004
ASSETS
Current assets:
Cash	$179,663
Prepaid expenses	941

Total current assets	180,604
Patents, trademarks and license agreements, net of accumulated amortization of $85,375	145,961

Total assets	$326,565

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities - accounts payable	$232,531

Commitments and contingencies
Shareholders’ equity:
Preferred Stock, no par value 4,250,000 shares authorized, no shares issued or outstanding	—
Series A Convertible Preferred Stock, no par value 750,000 shares authorized, no shares issued or outstanding	—
Common Stock, no par value, 20,000,000 shares authorized, 6,582,884 shares issued and outstanding	11,678,241
Additional paid-in capital	3,000,000
Accumulated deficit	(14,584,207)

Total shareholders’ equity	94,034

Total liabilities and shareholders’ equity	$326,565

SEE NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

PLANET POLYMER TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues	$—	$10,720	$57,444	$166,340

Operating expenses:
Cost of revenues	2,781	1,221	3,703	2,442
General and administrative	127,295	107,347	309,047	270,184

Total operating expenses	130,076	108,568	312,750	272,626

Loss from operations	(130,076)	(97,848)	(255,306)	(106,286)
Other income, net	9,532	278,548	10,715	287,488

Net income (loss) applicable to common shareholders	$(120,544)	$180,700	$(244,591)	$181,202

Net income (loss) per share applicable to common shareholders (basic and diluted)	$(0.02)	$0.03	$(0.04)	$0.03

Weighted average shares outstanding used in per share computations	6,495,796	6,207,884	6,355,137	6,207,884

SEE NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

PLANET POLYMER TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Six Months Ended June 30, 2004

	Common Stock
			Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	TOTAL
Balance at January 1, 2004	6,207,884	$11,648,991	$3,000,000	$(14,339,616)	$309,375
Exercise of stock options	375,000	29,250	—	—	29,250
Net loss	—	—	—	(244,591)	(244,591)

Balance at June 30, 2004	6,582,884	$11,678,241	$3,000,000	$(14,584,207)	$94,034

PLANET POLYMER TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(244,591)	$181,202
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,379	9,768
Bad debts	2,881	—
Gain on sale of property and equipment	—	(1,300)
Gain on sale of long-lived assets	—	(275,610)
Changes in operating assets and liabilities:
Accounts receivable	13,626	8,154
Prepaid expenses and other assets	2,939	4,071
Accounts payable	164,031	44,223
Accrued expenses	—	(21,942)

Net cash used in operating activities	(53,735)	(51,434)

Cash flows from investing activities:
Proceeds from the sale of property and equipment	—	1,300
Proceeds from notes receivable	185,604	84,934

Net cash provided by investing activities	185,604	86,234

Cash flows from financing activities - proceeds from exercise of stock options	29,250	—

Net increase in cash	161,119	34,800
Cash at beginning of period	18,544	14,781

Cash at end of period	$179,663	$49,581

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

     In management’s opinion, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004, are not necessarily indicative of results that may be expected for the year ending December 31, 2004. For additional information, refer to the Company’s financial statements and notes thereto for the year ended December 31, 2003, contained in the Company’s Form 10-KSB for the fiscal year ended December 31, 2003.

     Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Liquidity and Capital Resources

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. For the six months ended June 30, 2004, the Company incurred a loss of $244,591. As of June 30, 2004, the Company had an accumulated deficit of $14,584,207. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company does not believe that its existing sources of liquidity and anticipated revenue will be adequate to satisfy the Company’s projected working capital and other cash requirements through December 31, 2004, to continue as a public reporting company without raising additional capital or consummating a business combination (see below). For the six months ended June 30, 2004, the Company had no employees and did not conduct any research or development. The Company’s future capital requirements will be dependent upon many factors, including, but not limited to, costs associated with the continued support of licenses on the Company’s proprietary polymer materials, costs associated with the enforcement of the Company’s patents, and costs associated with the administration of the Company. Although possible, it is unlikely that the Company will be able to generate positive cash flow and show a profit through December 31, 2004.

     On March 22, 2004, the Company and Allergy Free, LLC (“Allergy Free”) announced that on March 18, 2004, they had entered into an Asset Purchase Agreement (“Agreement”). As subsequently amended, the Agreement provides for the Company to acquire certain assets and assume certain liabilities of Allergy Free for which the Company will provide the following consideration: a subordinated convertible note in the approximate principal amount of $274,300 bearing interest at 5.5% per annum and due and payable within three (3) years and approximately 82,732,970 shares of common stock of the Company. Additionally, the Company will assume approximately $611,000 of Allergy Free’s liabilities as of March 31, 2004 (plus, all obligations arising under assumed contracts which arise after the closing). As a result, after the closing of the Agreement and the conversion of the notes and related interest payable, the members of Allergy Free will own approximately 92.7% of the voting shares of the Company. Since the members of Allergy Free will receive the majority of the voting shares of the

Planet Polymer Technologies, Inc.

NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS

Company, the current president of Allergy Free will become president of the Company and since representatives of Allergy Free will hold three of the five seats on the Company’s Board of Directors, the merger will be accounted for as a reverse acquisition whereby Allergy Free will be the accounting acquirer (legal acquiree) and the Company will be the accounting acquiree (legal acquirer). Investors are encouraged to review, when available, the Company’s Proxy Statement, which will be available through EDGAR at www.sec.gov.

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

     The Company has excluded all convertible preferred stock and outstanding stock options and warrants from the calculation of diluted loss per share for the three and six months ended June 30, 2004 and 2003, because all such securities are either anti-dilutive for those periods or their impact was insignificant. Accordingly, diluted loss per share equals basic loss per share. The total number of potential common shares excluded from the calculation of diluted loss per share for the six months ended June 30, 2004 and 2003 were as follows:

	2004	2003
Warrants	100,000	255,000
Options	104,500	1,159,941

Total	204,500	1,414,941

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

5. Stock-Based Compensation

Planet Polymer Technologies, Inc.

NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS

     As explained in Note 10 in the Form 10-KSB, the Company accounts for stock options granted to employees based on their intrinsic values under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations,” and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” and the provisions of Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure-an Amendment of FASB Statement No. 123.” Since the exercise price of all of the options granted by the Company to its employees has been equal to or greater than fair value, the Company has not recognized any earned or unearned compensation costs in its financial statements in connection with those options. The Company’s historical net income (loss) per share and pro forma net income (loss) per share for the three and six months ended June 30, 2004 and 2003, assuming compensation cost had been determined based on the fair value of all options at the respective dates of grant determined using a pricing model consistent with the provisions of SFAS 123 are set forth below:

Planet Polymer Technologies, Inc.

NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net income (loss), as reported	$(120,544)	$180,700	$(244,591)	$181,202
Stock-based employee compensation expense assuming a fair value based method had been used for all awards	(11,447)	(14,000)	(22,894)	(27,400)

Net income (loss), pro forma	$(131,991)	$166,700	$(267,485)	$153,802

Basic earnings (loss) per share, as reported	$(0.02)	$0.03	$(0.04)	$0.03

Basic earnings (loss) per share, pro forma	$(0.02)	$0.03	$(0.04)	$0.02

6. Ryer Enterprises, LLC Assignment to Ryer, Inc.

     During the first quarter of 2004, the Company agreed to forbear the February and March installment payments due from Ryer Enterprises, LLC in exchange for a two (2) month extension of the installment payments plus an additional installment payment of $4,600.

     During the period ended June 30, 2004, the obligations of Ryer Enterprises, LLC under the May 1, 2003 Agreement with the Company were assigned, with the Company’s approval, to Ryer, Inc., a California corporation (“Assignment”). As part of the Assignment, Ryer, Inc. paid the April and May 2004 installments to the Company on behalf of Ryer Enterprises, LLC. In addition, on June 23, 2004, the Company received a payment from Ryer, Inc. of approximately $161,000 to satisfy the remaining balance of the note.

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

OVERVIEW

     Since Planet Polymer Technologies, Inc. (“Planet” or the “Company”) was founded in 1991 substantially all of the Company’s resources have been devoted to the development and commercialization of its technologies and products. This has included the expenditure of funds to develop the Company’s corporate infrastructure and support the Company’s research and development of products, marketing, licensing of products to third parties and corporate administration. For the six month period ended June 30, 2004, the Company did not engage in any research and development and did not incur any employee expense.

     Planet had an accumulated deficit as of June 30, 2004, of approximately $14.6 million. The Company’s only anticipated source of revenues is from royalties from BASF, Alltech and Ryer, Inc., which are not expected to be sufficient to result in a net profit through December 31, 2004.

RESULT OF OPERATIONS

     The net loss for the six months ended June 30, 2004, was $244,591 compared to a net income of $181,202 for the six month period ended June 30, 2003. This decrease is a result of a decline in revenues and the Company incurring higher legal expenses and costs for the six months ended June 30, 2004, due to the pending acquisition agreement with Allergy Free, LLC. The Company had no revenues for the six months ended June 30, 2004 compared to $10,720 for the same period in 2003.

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

     In April 2003, the Company recovered the assets sold to Ryer Industries, LLC, and by agreement dated as of May 1, 2003, resold the assets to Ryer Enterprises, LLC (“Ryer Enterprises”). Pursuant to said agreement, the Company licensed to Ryer Enterprises, the patent rights relating to the AQUAMIM® products for royalties which are payable monthly forty-five days after the close of each month for 8 years after which Planet has agreed to transfer the patents to Ryer Enterprises, provided it is not in default. In June 2004, with the approval of the Company, the obligations of Ryer Enterprises under the May 1, 2003 agreement with the Company were assigned to and assumed by Ryer, Inc., a California corporation (“Assignment”). On June 23, 2004, as a result of the Assignment, the Company received a payment from Ryer, Inc. of approximately $161,000 to satisfy the note relating to the AQUAMIM® products and the Agreement. Concurrently, the Company entered into a Royalty Contract with Ryer, Inc. redefining on

PART 1 – FINANCIAL INFORMATION
Item 2 – Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Planet Polymer Technologies, Inc.

what sales and how royalty payments are to be made and pursuant to which the Company assigned all patent rights related to AQUAMIM® technology to Ryer, Inc.

     Cost of revenues increased to $2,781 for the three months ended June 30, 2004, from $1,221 for the same period in 2003 due primarily to amortization of intangible assets.

     Total operating expenses increased to $312,750 for the six months ended June 30, 2004, from $272,626 for the same period in 2003. This increase was primarily attributable to higher legal expenses and costs incurred in the six months ended June 30, 2004, due to the pending acquisition agreement with Allergy Free, LLC.

     Similar to the second quarter of 2003, the Company incurred no research and development expenses. Unless and until the Proposed Acquisition is completed, the Company anticipates limited or no further research and development activities on new products.

     Other income, net decreased from approximately $287,488 for the six months ended June 30, 2003, to $10,715 for the same period in 2004. This decrease reflects a one time gain on sale of fixed assets and certain license revenue from Agway in 2003.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had net cash used in operating activities of $53,735 for the six months ended June 30, 2004. This negative cash flow was due primarily to increased accounting and legal expenses resulting from the proposed asset purchase agreement between Allergy Free, LLC and the Company.

     The Company does not believe that its existing sources of liquidity and anticipated revenue will be adequate to satisfy the Company’s projected working capital and other cash requirements through September 2004 to continue operations as a public reporting company without raising additional capital or consummating a business merger (see below).

     On March 22, 2004, the Company and Allergy Free, LLC (“Allergy Free”) announced that on March 18, 2004, they had entered into an Asset Purchase Agreement (“Agreement”). As subsequently amended, the Agreement provides for the Company to acquire certain assets and assume certain liabilities of Allergy Free for which the Company will provide the following consideration: a subordinated convertible note in the approximate principal amount of $274,300 bearing interest at 5.5% per annum and due and payable within three (3) years and approximately 82,732,970 shares of common stock of the Company. Additionally, the Company will assume approximately $611,000 of Allergy Free’s liabilities as of March 31, 2004 (plus, all obligations arising under assumed contracts which arise after the closing). As a result, after the closing of the Agreement and the conversion of the notes and related interest payable, the members of Allergy Free will own approximately 92.7% of the voting shares of the Company. Since the members of Allergy Free will receive the majority of the voting shares of the Company, the current president of Allergy Free will become president of the Company and since representatives of Allergy Free will hold three of the five seats on the Company’s Board of Directors, the merger will be accounted for as a reverse acquisition whereby Allergy Free will be the accounting acquirer (legal acquiree) and the Company will be the accounting acquiree (legal acquirer). Investors are

PART 1 – FINANCIAL INFORMATION
Item 2 – Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Planet Polymer Technologies, Inc.

encouraged to review, when available, the Company’s Proxy Statement which will be available through EDGAR at www.sec.gov.

     If the transaction is completed, immediately prior to or concurrently with the closing, Planet will distribute to a trustee for the benefit of Planet shareholders of record as of April 15, 2004 (“Trust”), the right to receive all royalties payable to Planet pursuant to the Sale and Licensing Agreements between Planet and Agway, Inc., relating to Planet’s FreshSeal® and Optigen® technology and the certain Royalty Agreement between Planet and Ryer, Inc., relating to Planet’s AQUAMIM® technology.

ITEM 3. CONTROLS AND PROCEDURES

     The Company’s management, with the participation of the Company’s Chief Executive Officer who is also the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities and Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     During the six months ended June 30, 2004, there were no significant changes in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings:

     None

Item 2 – Changes in Securities and Use of Proceeds:

     None

Item 3 – Defaults upon Senior Securities:

     None

Item 4 – Submission of Matters to a Vote of Security Holders:

     None

Item 5 – Other Information:

     None

Planet Polymer Technologies, Inc.

Item 6 – Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit 10.1	Royalty Contract between the Company and Ryer, Inc., a California corporation.

Exhibit 31.1	Certification of Principal Executive Officer and Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit 32.1	Certification of Principal Executive Officer and Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

     (b) Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of Exchange Act, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 2004	Planet Polymer Technologies, Inc.

/s/ H. M. Busby

H. M. Busby
Chief Executive Officer
(On behalf of Registrant and as Registrant’s Principal Financial and Accounting Officer)