Form 10QSB
period 2004-09-30
PLANET POLYMER TECHNOLOGIES INC
filed 2004-11-15
CIK 896861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number: 0-26804

PLANET POLYMER TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its character)

CALIFORNIA	33-0502606

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6835 Flanders Drive, Suite 100, San Diego, California	92121

(Address of principal executive offices)	(Zip Code)

(619) 291-5694

(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑ YES	☐ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 30, 2004
Common Stock, no par value	6,582,884

PART 1 — FINANCIAL INFORMATION

PLANET POLYMER TECHNOLOGIES, INC.

CONDENSED BALANCE SHEET (UNAUDITED)

September 30,
2004
ASSETS
Current assets:
Cash	$75,557
Prepaid expenses	4,295

Total current assets	79,852
Patents, trademarks and license agreements, net of accumulated amortization of $89,065	142,271

Total assets	$222,123

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities — accounts payable	$247,779

Commitments and contingencies
Shareholders’ deficiency:
Preferred Stock, no par value 4,250,000 shares authorized, no shares issued or outstanding	—
Series A Convertible Preferred Stock, no par value 750,000 shares authorized, no shares issued or outstanding	—
Common Stock, no par value, 20,000,000 shares authorized, 6,582,884 shares issued and outstanding	11,678,241
Additional paid-in capital	3,000,000
Accumulated deficit	(14,703,897)

Total shareholders’ deficiency	(25,656)

Total liabilities and shareholders’ deficiency	$222,123

     SEE NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

PLANET POLYMER TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues	$1,905	$8,534	$59,348	$174,874

Operating expenses:
Cost of revenues	797	982	4,501	3,424
General and administrative	120,796	46,665	429,843	316,849

Total operating expenses	121,593	47,647	434,344	320,273

Loss from operations	(119,688)	(39,113)	(374,996)	(145,399)
Other income, net	—	3,854	10,715	291,342

Net income (loss)	$(119,688)	$(35,259)	$(364,281)	$145,943

Net income (loss) per share (basic and diluted)	$(0.02)	$(0.01)	$(0.06)	$0.02

Weighted average shares outstanding used in per share computations	6,582,884	6,207,884	6,431,607	6,207,884

     SEE NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

PLANET POLYMER TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)
Nine Months Ended September 30, 2004

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	TOTAL
Balance at January 1, 2004	6,207,884	$11,648,991	$3,000,000	$(14,339,616)	$309,375
Exercise of stock options	375,000	29,250	—	—	29,250
Net loss	—	—	—	(364,281)	(364,281)

Balance at September 30, 2004	6,582,884	$11,678,241	$3,000,000	$(14,703,897)	$(25,656)

PLANET POLYMER TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(364,281)	$145,943
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	11,069	14,575
Bad debts	2,881	—
Gain on sale of property and equipment	—	(1,300)
Gain on sale of long-lived assets	—	(275,610)
Changes in operating assets and liabilities:
Accounts receivable	13,626	6,760
Prepaid expenses and other assets	(415)	10,033
Accounts payable	179,279	30,740
Accrued expenses	—	(21,942)

Net cash used in operating activities	(157,841)	(90,801)

Cash flows from investing activities:
Proceeds from the sale of property and equipment	—	1,300
Proceeds from notes receivable	185,604	105,230

Net cash provided by investing activities	185,604	106,530

Cash flows from financing activities — proceeds from exercise of stock options	29,250	—

Net increase in cash	57,013	15,729
Cash at beginning of period	18,544	14,781

Cash at end of period	$75,557	$30,510

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

     In management’s opinion, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004, are not necessarily indicative of results that may be expected for the year ending December 31, 2004. For additional information, refer to the Company’s financial statements and notes thereto for the year ended December 31, 2003, contained in the Company’s most recent annual report on Form 10-KSB for the fiscal year ended December 31, 2003.

     Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	Liquidity and Capital Resources

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. For the nine months ended September 30, 2004, the Company incurred a loss of $364,281. As of September 30, 2004, the Company had an accumulated deficit of $14,703,897. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company does not believe that its existing sources of liquidity and anticipated revenue will be adequate to satisfy the Company’s projected working capital and other cash requirements through December 31, 2004, to continue as a public reporting company without raising additional capital or consummating a business combination (see below). For the nine months ended September 30, 2004, the Company had no employees and did not conduct any research or development. The Company’s future capital requirements will be dependent upon many factors, including, but not limited to, costs associated with the continued support of licenses on the Company’s proprietary polymer materials, costs associated with the enforcement of the Company’s patents, and costs associated with the administration of the Company. Although possible, it is unlikely that the Company will be able to generate positive cash flow and show a profit through December 31, 2004.

     On March 22, 2004, the Company and Allergy Free, LLC (“Allergy Free”) announced that on March 18, 2004, they had entered into an Asset Purchase Agreement (“Agreement”). As subsequently amended on June 11, 2004 and October 6, 2004, the Agreement provides for the Company to acquire certain assets and assume certain liabilities of Allergy Free for which the Company will provide the following consideration: a subordinated convertible note in the approximate principal amount of $274,300 bearing interest at 5.5% per annum and due and payable within three (3) years and approximately 82,732,970 shares of common stock of the Company. Additionally, the Company will assume approximately $701,229 of Allergy Free’s liabilities as of June 30, 2004 (plus, all obligations arising under assumed contracts which arise after the closing). As a result, after the closing of the Agreement and the conversion of the notes and related interest payable, the members of Allergy Free will

Planet Polymer Technologies, Inc.

NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS

own approximately 92.7% of the voting shares of the Company. The members of Allergy Free will receive the majority of the voting shares of the Company, and the current president of Allergy Free will become president of the Company. Representatives of Allergy Free will hold three of the five seats on the Company’s Board of Directors. At the closing, the Company will be a non-operating shell corporation no longer meeting the definition of a business, as defined in EITF Consensus 98-3. The transaction will be accounted for as a recapitalization of Allergy Free. This transaction is equivalent to Allergy Free issuing stock for the net liabilities of the Company, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that there are no adjustments to the historic carrying values of the assets and liabilities. Additionally, any direct costs of the transaction are charged to equity, but only to the extent of the Company’s cash. Costs in excess of cash received are charged to expense. Investors are encouraged to review the Company’s Proxy Statement which was filed with the SEC and is available through EDGAR at www.sec.gov.

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

     The Company has excluded all convertible preferred stock and outstanding stock options and warrants from the calculation of diluted loss per share for the three, six and nine months ended September 30, 2004 and 2003, because all such securities are either anti-dilutive for those periods or their impact was insignificant. Accordingly, diluted loss per share equals basic loss per share. The total number of potential common shares excluded from the calculation of diluted loss per share for the nine months ended September 30, 2004 and 2003 were as follows:

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

Planet Polymer Technologies, Inc.

NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS

5.	Stock-Based Compensation

     As explained in Note 10 in the Form 10-KSB, the Company accounts for stock options granted to employees based on their intrinsic values under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations,” and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” and the provisions of Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure-an Amendment of FASB Statement No. 123.” Since the exercise price of all of the options granted by the Company to its employees has been equal to or greater than fair value, the Company has not recognized any earned or unearned compensation costs in its financial statements in connection with those options. The Company’s historical net income (loss) per share and pro forma net income (loss) per share for the three, six and nine months ended September 30, 2004 and 2003, assuming compensation cost had been determined based on the fair value of all options at the respective dates of grant determined using a pricing model consistent with the provisions of SFAS 123 are set forth below:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2004	2003	2004	2003
Net income (loss), as reported	$(119,688)	$(35,259)	$(364,281)	$145,943
Stock-based employee compensation expense assuming a fair value based method had been used for all awards	(11,447)	(17,700)	(34,341)	(45,100)

Net income (loss), pro forma	$(131,135)	$(52,959)	$(398,622)	$100,843

Basic earnings (loss) per share, as reported	$(0.02)	$0.01	$(0.06)	$0.02

Basic earnings (loss) per share, pro forma	$(0.02)	$0.01	$(0.06)	$0.02

6.	Ryer Enterprises, LLC Assignment to Ryer, Inc.

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

Planet Polymer Technologies, Inc.

NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS

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

OVERVIEW

     Since Planet Polymer Technologies, Inc. (“Planet” or the “Company”) was founded in 1991 substantially all of the Company’s resources have been devoted to the development and commercialization of its technologies and products. This has included the expenditure of funds to develop the Company’s corporate infrastructure and support the Company’s research and development of products, marketing, licensing of products to third parties and corporate administration. For the nine month period ended September 30, 2004, the Company did not engage in any research and development and did not incur any employee expense.

     Planet had an accumulated deficit as of September 30, 2004, of approximately $14.7 million. The Company’s only anticipated source of revenues is from royalties from BASF, Alltech and Ryer, Inc., which are not expected to be sufficient to result in a net profit through December 31, 2004.

RESULT OF OPERATIONS

     The net loss for the nine months ended September 30, 2004, was $364,281 compared to a net income of $145,943 for the nine month period ended September 30, 2003. This decrease is a result of a decline in revenues and the Company incurring higher legal expenses and costs for the nine months ended September 30, 2004, due to the pending acquisition agreement with Allergy Free, LLC. The Company had revenues of $59,348 for the nine months ended September 30, 2004 compared to $174,874 for the same period in 2003.

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

     In April 2003, the Company recovered the assets sold to Ryer Industries, LLC, and by agreement dated as of May 1, 2003, resold the assets to Ryer Enterprises, LLC (“Ryer Enterprises”). Pursuant to said agreement, the Company licensed to Ryer Enterprises, the patent rights relating to the AQUAMIM® products for royalties which are payable monthly forty-five days after the close of each month for 8 years after which Planet has agreed to transfer the patents to Ryer Enterprises, provided it is not in default. In June 2004, with the approval of the Company, the obligations of Ryer Enterprises under the May 1, 2003 agreement with the Company were assigned to and assumed by Ryer, Inc., a California corporation (“Assignment”). On June 23, 2004, as a result of the Assignment, the Company received a payment from Ryer, Inc. of approximately $161,000 to satisfy the note relating to the AQUAMIM® products and

Item 2 — Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Planet Polymer Technologies, Inc.

the Agreement. Concurrently, the Company entered into a Royalty Contract with Ryer, Inc. redefining on what sales and how royalty payments are to be made and pursuant to which the Company assigned all patent rights related to AQUAMIM® technology to Ryer, Inc.

     Cost of revenues for the three months ended September 30, 2004, was $797 compared to $982 for the same period in 2003.

     Total operating expenses increased to $434,344 for the nine months ended September 30, 2004, from $320,273 for the same period in 2003. This increase was primarily attributable to higher legal expenses and costs incurred in the nine months ended September 30, 2004, due to the pending acquisition agreement with Allergy Free, LLC.

     Similar to the third quarter of 2003, the Company incurred no research and development expenses. Unless and until the Proposed Acquisition is completed, the Company anticipates limited or no further research and development activities on new products.

     Other income, net decreased from $291,342 for the nine months ended September 30, 2003, to $10,715 for the same period in 2004. This decrease reflects a one time gain on sale of fixed assets and certain license revenue from Agway in 2003.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had net cash used in operating activities of $157,841 for the nine months ended September 30, 2004. This negative cash flow was due primarily to increased accounting and legal expenses resulting from the proposed asset purchase agreement between Allergy Free, LLC and the Company.

     The Company does not believe that its existing sources of liquidity and anticipated revenue will be adequate to satisfy the Company’s projected working capital and other cash requirements through December 2004 to continue operations as a public reporting company without raising additional capital or consummating a business merger (see below).

     On March 22, 2004, the Company and Allergy Free, LLC (“Allergy Free”) announced that on March 18, 2004, they had entered into an Asset Purchase Agreement (“Agreement”). As subsequently amended on June 11, 2004 and October 6, 2004, the Agreement provides for the Company to acquire certain assets and assume certain liabilities of Allergy Free for which the Company will provide the following consideration: a subordinated convertible note in the approximate principal amount of $274,300 bearing interest at 5.5% per annum and due and payable within three (3) years and approximately 82,732,970 shares of common stock of the Company. Additionally, the Company will assume approximately $701,229 of Allergy Free’s liabilities as of June 30, 2004 (plus, all obligations arising under assumed contracts which arise after the closing). As a result, after the closing of the Agreement and the conversion of the notes and related interest payable, the members of Allergy Free will own approximately 92.7% of the voting shares of the Company. The members of Allergy Free will receive the majority of the voting shares of the Company, and the current president of Allergy Free will become president of the Company. Representatives of Allergy Free will hold three of the five seats on

Item 2 — Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Planet Polymer Technologies, Inc.

the Company’s Board of Directors. At the closing, the Company will be a non-operating shell corporation no longer meeting the definition of a business, as defined in EITF Consensus 98-3. The transaction will be accounted for as a recapitalization of Allergy Free. This transaction is equivalent to Allergy Free issuing stock for the net liabilities of the Company, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that there are no adjustments to the historic carrying values of the assets and liabilities. Additionally, any direct costs of the transaction are charged to equity, but only to the extent of the Company’s cash. Costs in excess of cash received are charged to expense. Investors are encouraged to review the Company’s Proxy Statement which was filed with the SEC and is available through EDGAR at www.sec.gov.

     If the transaction is completed, immediately prior to or concurrently with the closing, Planet will distribute to a trustee for the benefit of Planet shareholders of record as of September 30, 2004, the right to receive all royalties payable to Planet pursuant to the Sale and Licensing Agreements between Planet and Agway, Inc., relating to Planet’s FreshSeal® and Optigen® technology and the certain Royalty Agreement between Planet and Ryer, Inc., relating to Planet’s AQUAMIM® technology.

ITEM 3. CONTROLS AND PROCEDURES

     The Company’s management, with the participation of the Company’s Chief Executive Officer who is also the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities and Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     During the three months ended September 30, 2004, there were no significant changes in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Press Release dated August 24, 2004 describing Royalty Agreement with Ryer, Inc. and six month ended June 30, 2004 financial results attached to Form 8-K as Exhibit 99.4.

SIGNATURES

In accordance with the requirements of Exchange Act, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2004	Planet Polymer Technologies, Inc.
	By:	/s/ H. M. Busby
H. M. Busby
Chief Executive Officer (On behalf of Registrant and as Registrant's Principal Financial and Accounting Officer)