Form 10KSB
period 2004-12-31
PLANET TECHNOLOGIES, INC
filed 2005-03-31
CIK 896861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
Commission File No. 0-26804

PLANET TECHNOLOGIES, INC.

(Formerly Planet Polymer Technologies, Inc.)
(Name of small business issuer in its charter)

CALIFORNIA	33-0502606
(State or other jurisdiction of	(IRS Employer identification No.)
incorporation of organization)

6835 Flanders Drive, Suite 100 San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (858) 457-4742

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, No Par Value

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

     Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

     The issuer’s revenues for the year ending December 31, 2004 were $1,180,382.

     The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 11, 2005, was $1,396,595, based on the average of the 4:00 p.m. closing bid and ask prices of $1.26 as reported on the Over-the-Counter Bulletin Board.

     As of March 11, 2005, 2,180,368 shares of the Company’s Common Stock were outstanding and no shares of the Company’s Series A Preferred Stock were outstanding.

Transitional Small Business Disclosure Format (check one) ☐ Yes ☑ No

PLANET TECHNOLOGIES, INC.

FORM-10KSB
Year Ended December 31, 2004

          The letter to Shareholders and this Annual Report on Form 10-KSB contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends that such statements shall be protected by the safe harbors provided for in such sections. Such statements are subject to risks and uncertainties that could cause the Company’s actual results to vary materially from those projected in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this section as well as those sections entitled “Risk Factors,” and in “Item 6 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

Planet Technologies, Inc.

General

          On November 30, 2004, Planet acquired the business of Allergy Free, LLC, and is now engaged in the business of designing, manufacturing, selling, and distributing common products for use by allergy sensitive persons, including, without limitation, air filters, bedding, room air cleaners, and related allergen avoidance products. Allergy Free acquired its business on or about November 3, 2000, when it acquired substantially all of the assets and business of Allergy Free, L.P., a Delaware limited partnership. The business strategy is primarily based upon the marketing and selling of a complete range of branded, allergen avoidance products to its database of customers who have purchased the Allergy-Free® Electrostatic Filter. Promotion is executed primarily through direct telemarketing, supplemented with direct mail, radio, and Internet advertising. In addition, we will continue to pursue co-marketing opportunities with appropriate partners in order to increase consumer awareness and expand our customer base. We will market our products under the Allergy Free® trade name. In conjunction with these activities, Planet operates an e-commerce website for the sale of Allergy-Free R products at www.800allergy.com.

          The allergy avoidance product industry provides products and information that help people suffering from allergies or asthma to reduce the level of exposure to allergens in their environment. Market categories include: air filtration products, mold and mildew products, and products to avoid exposure to dust mites and other allergens. Market distribution channels include: direct to consumer sales, physician directed sales, the Internet, and retail. Competitors include National Allergy Supply, Mission Allergy, Allergy Control Products, Allergy Buyers Club, 3M and Sharper Image.

          On March 8, 2005, Planet entered into a definitive agreement to acquire Allergy Control Products, Inc. (“ACP”). The merger transaction will be structured pursuant to an Agreement and Plan of Merger agreed upon by both parties, and is subject to approval by each party’s respective shareholders and other contingencies. Pursuant to the terms of the merger transaction the shareholder of ACP will be issued 600,000 shares of Planet common stock. In addition, ACP debt to its shareholder in the approximate amount of $1,500,000 will be paid in full by Planet.

Products and Technologies

          There are over 65 million allergy sufferers in the US alone. The American College of Allergy and Immunology recommends avoidance as the first line of treatment. Allergy Free contracts for the manufacture and distributes products to address three main allergen areas where avoidance products can provide reduced exposure. The categories are Air Filtration, Dust Mite/Dander avoidance, and Mold concerns.

Air Filtration Product Category: According to the EPA the air inside houses is 3-5 times more polluted than outdoor air so providing products to clean the air inside the home is critical to any allergy management plan. Allergy Free air filters greatly reduce the amount of airborne contaminants. Planet currently markets three types of filters for forced heating and cooling systems along with vent filtration kits and HEPA room air cleaners.

• The Aller-Pure® Gold Filter is a permanent electrostatic washable filter. The filter is very efficient in removing particles at the 1-10 micron level. The filter is pleated and offers 2.5 times the filtering surface area of a flat filter while providing a low resistance that optimizes airflow. We offer 45 standard sizes and also manufacture custom filters to meet almost any customer need. The filters have a ten-year warranty.

• The Aller-Pure® MAX- (Micro-Allergen Xtractor) is the newest filter offered by the Company. The Aller-Pure MAX is rated at the highest level for residential filters. It is a pleated filter with actively electrostatic charged media. The disposable filter’s life is 2-3 months and is sold in packages of 4 filters. Currently we offer this filter in 11 standard sizes.

• We provide the Aller-Pure® Flex filters for free-standing air conditioning units and other types of heating and cooling systems often found in recreational vehicles. The flex filter is comprised of 3 layers and sewn with a trim. These filters are washable and have a three-year warranty.

• Consumers filter the loose dust from their air ducts using Allergy-Free® Vent Filtration Kits. The vent kits are sold in one month and six week supplies. Consumers are instructed to change the vent filters when dirty and replace with new product.

• Allergy-Free® Filter Cleaner - Used to clean the Aller-Pure® Gold and Aller-Pure® Flex filters.

• Allergy-Free® HEPA Room Air Cleaners are available in five different configurations to meet an individual’s needs. These freestanding units are often used when the forced heating and cooling system is not in use and/or when an individual does not have a forced air system.

          These products reduce the amount of airborne contaminants and dust in the air. The products are designed for specific customer requirements that vary based on room size, number of rooms in the house and type of heating and/or cooling system installed. Many customers will purchase and use a furnace filter, vent filtration kit, and a freestanding HEPA room air cleaner.

          Dust Mite/Dander Avoidance Product Category: Microscopic bugs called dust mites produce potent allergens and thrive in places such as beds, upholstered furniture, and carpets. Approximately 45% of all allergy sufferers are allergic to dust mites. The Company provides a complete line of products that reduce the allergy sufferers’ exposure. Using a variety of the mite reducing products is recommended to achieve maximum relief. Customer testimonials report fewer headaches and less congestion once they have implemented a dust mite removal strategy.

•	Allergy-Free® Pristine Bed and Pillow Encasings and Hypoallergenic Pillows: The Pristine® line of encasings offered by Planet is the first choice in hypo-allergenic protective bed covers to protect household members from dust mite allergens while sleeping. The Pristine® line is highly recommended by allergy physicians.

•	Anti-Allergen Products for laundry and upholstery: We offer products in this category from Whirlpool, Alkaline products and Ecology Works.

•	Carpet Treatments: Planet markets Capture® Carpet Cleaner, Dust Mite Control and X-Mite carpet treatments. All of these products work by either killing the dust mites or denaturing the protein rendering it to a non-allergenic state.

•	Electrostatic Mops and Dusters: These mops utilize an electrostatic cloth for maximum efficiency without the use of harsh chemicals that also can be harmful to the allergy patient.

•	Dander Reducing Treatments: Allerpet solutions are rubbed directly on to the animal and reduce the amount of pet dander.

          Mold Concerns Product Category: Excess mold in the environment can cause severe headaches and congestion. Allergy Free distributes a full line of products to keep the home environment to an optimum humidity level. The Damp Check Domes are used in closets and cupboards; the Allersearch AllerMold is a product used in showers and tubs. We also recommend and sell mold-free shower curtains and mats.

Product Registrations

          Planet does not directly manufacture any product requiring EPA or FDA registration. We sell products that are registered by their manufacturers.

Licensed Technology and Intellectual Property

          Planet licenses technology associated with the production of its Aller-Pure® Gold Permanent Electrostatic Filter. The licensing agreement is with Rick L. Chapman exclusively for Allergy Free. Patent number 6,056,809. Permanent Air Filter and Method of Manufacture. Specifically a washable air filter for filtering inlet air to a heating and/or air conditioning system comprising an assembly formed of: a deformable, non-electrostatic pad of a high-loft, air laid, resin bonded polymeric fibers, 2 layers of mesh along with 2 layers of expanded steel glue in an aluminum frame. The licensing agreement is for a term of 10 years or the life of the patent or for the period of time in which Planet actively sells the Aller-Pure® Gold Permanent filter. The agreement provides for a royalty of 1.65% based on net filter sales and is paid monthly. The original agreement was dated January 1, 1997.

Research and Development

          Planet is not actively developing new products, although the Company has historically worked with consultants, filter-testing labs, media manufactures and filter manufacturers to develop new enhanced filters and product line extensions.

Government Requirements

          Planet’s sales practices are regulated at both the federal and state level. The Telephone Consumer Protection Act (the “TCPA”), which was enacted in 1991, authorized and directed the Federal Communications Commission (the “FCC”) to enact rules to regulate the telemarketing industry. In December 1992, the FCC enacted rules, which place restrictions on the methods and timing of telemarketing sales calls.

          On July 3, 2003, the FCC issued a Report and Order setting forth amended rules and regulations implementing the TCPA. The rules, with a few exceptions, became effective August 25, 2003. These rules included: (1) restrictions on calls made by automatic dialing and announcing devices; (2) limitations on the use of predictive dialers for outbound calls; (3) institution of a national “do-not-call” registry in conjunction with the Federal Trade Commission (the “FTC”); (4) guidelines on maintaining an internal “do-not-call”

list and honoring “do-not-call” requests; and (5) requirements for transmitting caller identification information. The “do-not-call” restrictions took effect October 1, 2003. The caller identification requirements became effective January 29, 2004. The FCC also included rules restricting facsimile advertisements. These rules became effective January 1, 2005.

          The Federal Telemarketing Consumer Fraud and Abuse Act of 1994 authorizes the FTC to issue regulations designed to prevent deceptive and abusive telemarketing acts and practices. The FTC issued its Telemarketing Sales Rule (the “TSR”), which went into effect in January 1996. The TSR applies to most direct teleservices telemarketing calls and certain operator teleservices telemarketing calls and generally prohibits a variety of deceptive, unfair or abusive practices in telemarketing sales.

          The FTC amended the TSR in January 2003. The majority of the amendments became effective March 31, 2003. The changes that were adopted that could adversely affect Planet include, but are not limited to: (1) subjecting a portion of our calls to additional disclosure requirements from which such calls were previously exempt: (2) prohibiting the disclosure or receipt, for consideration, of unencrypted consumer account numbers for use in telemarketing; (3) additional disclosure statements relating to certain products and services; (4) additional authorization requirements for payment methods that do not have consumer protections comparable to those available under the Electronic Funds Transfer Act (“EFTA”) or the truth in Lending Act; and (5) institution of a national “do-not-call” registry. The “do-not-call” restrictions became effective October 1, 2003. Planet believes it is in compliance with the amendments.

          The amendments to the TSR in 2003 may have a material impact on both Planet’s revenue and profitability. The addition of a national “do-not-call” list to the growing number of states that already have “do-not-call” lists has reduced the number of households that the Company may call. Approximately seventy-percent (70%) of Planet’s historical customers have placed their names on the national “do-not-call” list.

          In addition to the federal legislation and regulations, there are numerous state statutes and regulations governing telemarketing activities, which do or may apply to us. For example, some states also place restrictions on the methods and timing of telemarketing calls and require that certain mandatory disclosures be made during the course of a telemarketing call. Some states also require that telemarketers register in the state before conducting telemarketing business in the state.

          We specifically train our telemarketing representatives to handle calls in an approved manner and believe we comply in all material respects with all federal and state telemarketing regulations. There can be no assurance, however, that Planet would not be subject to regulatory challenge for a violation of federal or state law.

          Annual fees for federal registrations were $7,300 for 2004 and proposed fees for 2005 are approximately $11,000. In addition, Planet anticipates spending an additional approximately $5,000-$8,000 on state fees in 2005.

Customers of Planet

          The typical customer for the Company’s products is the residential consumer. In excess of one million customers in this category have purchased the Company products. Additionally, but on a very limited basis, we sell products to physicians offices as well as HVAC service and duct cleaning businesses.

Suppliers of Planet

          Planet acquires its products from a variety of manufacturers. The primary suppliers of the Company products include:

American Metal Filter Company (Permanent Electrostatic Filters)
Lifetime Filter Manufacturing, LLC (Disposable Filters)
J. Lamb, Inc. (Bedding Encasings)
Austin Air Systems, LTD (Room Air Cleaners)

Sales and Marketing

          We employ staff to perform and manage sales and marketing functions. Outside resources are hired on an as-needed basis to augment the internal effort. Currently Planet actively markets on the Internet, through catalog sales, and inbound and outbound telemarketing.

Employees

          As of January 1, 2005, Planet employed 9 full-time and 2 part-time employees. The company also uses periodic temporary labor, as needed.

Properties

          The Planet office is located in approximately 5400 square feet of leased office space in San Diego, California, subject to a sublease which terminates July 31, 2005. The monthly rental payment is $6,513 triple net.

Risk Factors

Amendments to the Telemarketing Sales Rule (the “TSR”). The amendments to the TSR in 2003 may have a material impact on both Planet’s revenue and profitability. The addition of a national “do-not-call” list to the growing number of states that already have “do-not-call” lists has reduced the number of households that the Company may call. Approximately seventy-percent (70%) of Planet’s historical customers have placed their names on the national “do-not-call” list.

In addition to the federal legislation and regulations, there are numerous state statutes and regulations governing telemarketing activities, which do or may apply to us. For example, some states also place restrictions on the methods and timing of telemarketing calls and require that certain mandatory disclosures be made during the course of a telemarketing call. Some states also require that telemarketers register in the state before conducting telemarketing business in the state.

We specifically train our telemarketing representatives to handle calls in an approved manner and believe we comply in all material respects with all federal and state telemarketing regulations. There can be no assurance, however, that Planet would not be subject to regulatory challenge for a violation of federal or state law.

We have experienced losses, we expect future losses and we may not become profitable. For the years ended December 31, 2004, and 2003, we had net losses of approximately $773,558 and $574,135, respectively. As of December 31, 2004, we had an accumulated deficit of approximately $3.7 million.

Since we have historically incurred net losses, we expect this trend to continue until some indefinite date in the future. We may not become profitable. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We may require additional capital in the future which may not be available. Our future capital requirements will depend on many factors, including:

•	the cost of manufacturing;

•	developing new markets for our products;

•	competing technological and market developments; and

•	the costs involved in filing, prosecuting and enforcing patent claims.

          We anticipate that our existing resources combined with revenues will enable us to maintain our current and planned operations through December 31, 2005. However, changes in our plans or other events affecting our operating expenses, such as acquisition opportunities, may cause us to expend our existing resources sooner than expected.

          We may seek additional funding through private placements of stock or strategic relationships. But the uncertainty as to our future profitability may make it difficult for us to secure additional financing on acceptable terms, if we are able to secure additional financing at all. Insufficient funds may require us to delay, scale back or eliminate some or all of our activities.

We are subject to penny stock regulations. Our common stock is not listed or qualified for listing on NASDAQ or any national securities exchange but is only sporadically traded in the over-the-counter market in the so-called OTC Bulletin Board. As a result, an investor will find it difficult to dispose of, and to obtain accurate quotations as to the value of, our common stock.

          Our common stock is classified as a penny stock by the Securities and Exchange Commission. The classification severely and adversely affects the market liquidity for our common stock. The Commission has adopted Rule 15g-9, which establishes the definition of a “penny stock” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedules prepared by the Commission relating to the penny stock market, which, in highlight form, sets forth (i) the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in public offerings and secondary trading and about the commissions payable to the broker-dealer and registered representative, current quotations for the securities and the rights and remedies available to an investor in case of fraud in penny stock transaction. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Any inability to adequately retain or protect our employees, customer relationships and proprietary technology could harm our ability to compete. Our future success and ability to compete depends in part upon our employees, customer relationships, proprietary technology and trademarks, which we attempt to protect with a combination of trademark and trade secret claims. These legal protections afford only limited protection. Further, despite our efforts, we may be unable to prevent third parties from soliciting our employees or customers or infringing upon or misappropriating our intellectual property. Our employees, customer relationships and intellectual property may not be adequate to provide us with a competitive advantage or to prevent competitors from entering the markets for our product and services. Additionally, our competitors could independently develop non-infringing technologies that are competitive with, and equivalent or superior to, our products. We will monitor infringement and/or misappropriation of our proprietary rights. However, even if we do detect infringement or misappropriation of our proprietary rights, litigation to enforce these rights could cause us to divert financial and other resources away from our business operations.

The departure of certain key personnel could harm the financial condition of the Company. Several of our employees are intimately involved in our business and have day-to-day relationships with critical customers. Planet is not able to afford additional staff to supplement these key personnel. Competition for highly skilled business, product development, marketing and other personnel is intense, and there can be no assurance that we will be successful in recruiting new personnel or in retaining our existing personnel. A failure on our part to retain the services of these key personnel could have a material adverse effect on our operating results and financial condition. We do not maintain key man life insurance on any of our employees.

We face numerous competitors. We have many competitors with comparable characteristics and capabilities that compete for the same group of customers. Our competitors are competent and experienced and are continuously working to take market share away from us. Our competitors have greater financial, technical, marketing and other resources than we do. Our ability to compete effectively may be adversely affected by the ability of these competitors to devote greater resources to the sales and marketing of their products and services than are available to us.

There are risks associated with our planned growth. We plan to grow the Company’s revenues and profits by adding to our existing customer base through internal growth and by the acquisition of other companies.

          Management believes that Planet can grow through the acquisitions of other allergy control related companies as part of a “roll-up” strategy. The acquisition of other companies is uncertain and contains a variety of business risks, including: cultural differences, the retention of key personnel, competition, protection of intellectual property, profitability, industry changes and others.

          Although we do not have an agreement to acquire any specific company at this time, other than Allergy Control Products, we intend to attempt to expand our operations through the acquisition of other companies. Acquisitions and attempted acquisitions may place a strain on our limited personnel, financial and other resources. Our ability to manage this growth, should it occur, will require expansion of our capabilities and personnel. We may not be able to find qualified personnel to fill additional positions or be able to successfully manage a larger organization.

          We have very limited assets upon which to rely for adjusting to business variations and for growing new businesses. While we are likely to look for new funding to assist in the acquisition of other profitable businesses, it is uncertain whether such funds will be available. There can be no assurance that we will be successful in raising a sufficient amount of additional capital, or if we are successful, that we will be able to raise capital on reasonable terms. If we do raise additional capital, our existing shareholders may incur substantial and immediate dilution.

Future sales of our common stock by existing shareholders under Rule 144 or this offering could decrease the trading price of our common stock. As of December 31, 2004, a total of approximately 1,955,397 shares of outstanding common stock were “restricted securities” and could be sold in the public markets only in compliance with rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the issuer’s outstanding common stock or (ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Persons who are not affiliated with the issuer and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock. We have filed a registration statement to register many of these shares, which may be sold without the above limitations when and if the registration statement becomes effective.

Our directors and executive officers beneficially own approximately 50% of our stock, including stock options and warrants exercisable within 60 days of January 1, 2005; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on our stock price; shareholders may be unable to exercise control. As of January 1, 2005, our executive officers, directors and affiliated persons were the beneficial owners of approximately 50% of our common stock, including stock options exercisable within 60 days of January 1, 2005. As a result, our executive officers, directors and affiliate persons will have significant ability to:

•	elect or defeat the election of our directors;

•	amend or prevent amendment of our articles or incorporation or bylaws;

•	effect or prevent a merger, sale of assets or other corporate transaction; and

•	control the outcome of any other matter submitted to the shareholders for vote.

          As a result of their ownership and positions, our directors and executive officers collectively, are able to significantly influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

Absence of Dividends. We have not paid any cash dividends on our Common Stock since our inception and do not anticipate paying cash dividends in the foreseeable future.

ITEM 2. DESCRIPTION OF PROPERTY

          The executive offices are located in approximately 5,400 square feet of leased office space located at 6835 Flanders Drive, Suite 100, San Diego, California, 92121 subject to a sublease which terminates July 31, 2005. The sublease may be extended on a month-to-month basis after July 31, 2005.

ITEM 3. LEGAL PROCEEDINGS

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Planet held its annual meeting on November 17, 2004 and continued that meeting on November 29, 2004. Only holders of record of Planet common stock on September 30, 2004 were entitled to notice of and to vote at the Annual Meeting. As of the record date, there were 6,582,884 (or 131,658 post reverse stock split) shares of Planet common stock outstanding.

          The following matters were voted on and approved by Planet shareholders: (1) the Asset Purchase Agreement between Planet and Allergy Free, LLC (“Allergy Free”), wherein Planet acquired all of the assets of Allergy Free and assumed certain of the liabilities of Allergy Free; (2) the establishment of a Royalty Liquidation Trust (“Trust”) to collect royalties and other payments due under the licensing agreements with Agway, Inc. and Ryer Enterprises, LLC (“Royalty Contracts”) and distribute any such payments to the shareholders of record of Planet as of September 30, 2004, subject to paying certain expenses and maintaining a $30,000 reserve for the payment of future expenses related to the Trust and Royalty Contracts; (3) the amendment to the Restated Articles of Incorporation to effect a reverse stock split of one-for fifty; (4) the amendment to the Restated Articles of Incorporation to effect a name change from “Planet Polymer Technologies, Inc.” to “Planet Technologies, Inc.”; (5) the election of H.M. Busby, Scott L. Glenn, Robert J. Petcavich, Ph.D., Ellen Preston and Michael Trinkle to serve as Planet’s Board of Directors; (6) the amendment to the 2000 Stock Option Plan (the “Plan”) to increase the number of shares reserved for issuance under the Plan from 500,000 shares to 5,000,000 shares; and (7) the ratification of the approval of J.H. Cohn LLP to serve as Planet’s independent registered public accounting firm for the 2004 fiscal year.

          Items 5 and 7 were approved on November 17, 2004, and Items 1 through 4 and 6 were approved on November 29, 2004.

          Items 1 through 4 required and received the approval of the holders of a majority of the outstanding common stock of the Company; the five persons elected under Item 5 received the most number of votes cast; with the required quorum present, Items 6 and 7 required and received the approval of holders of a majority of the outstanding common stock of the Company present in person or represented by proxy at the meeting.

          That Proxy Statement previously filed by Planet with the Securities and Exchange Commission on October 20, 2004, and mailed out to all shareholders of record as of September 30, 2004, contains a more complete discussion of Items 1 through 7, as summarized above.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company’s Common Stock trades on the OTC.BB under the symbol “PLNT.OB.” The following table sets forth the high and low sales prices of the Company’s Common Stock for the period from January 1, 2003 through December 31, 2004 as furnished by the OTC.BB. These prices reflect prices between dealers without retail markups, markdowns or commissions, and may not necessarily represent actual transactions. These prices also reflect the reverse stock split effective December 6, 2004:

	Trade Prices
	High	Low
Fiscal year ended December 31, 2003
First Quarter	$4.00	0.50
Second Quarter	5.00	2.50
Third Quarter	3.00	2.50
Fourth Quarter	3.50	1.50
Fiscal year ended December 31, 2004
First Quarter	12.50	1.75
Second Quarter	10.50	3.00
Third Quarter	3.50	2.50
Fourth Quarter	3.50	0.70

          On March 11, 2005, the last reported sale price of the Company’s Common Stock on the Over-the-Counter Bulletin Board was $1.26 per share. As of March 11, 2005, there were approximately 194 holders of record of the Company’s Common Stock with 2,180,368 shares outstanding. The market price of shares of Common Stock, like that of the common stock of many other emerging growth companies, has been and is likely to continue to be highly volatile.

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

     Recent Sales of Unregistered Securities

          During the period from November 29, 2004, through December 31, 2004, the Company entered into subscription agreements with investors for the sale of an aggregate of 258,000 shares of Company common stock at $2.50 a share. The net proceeds received by the company at December 31, 2004 totaled $645,000. The Company relied upon an exemption from registration pursuant to Section 4(2) of, and Regulation D, promulgated under, the Securities Act.

          On November 30, 2004, the Company issued 1,655,670 shares of common stock to AF Partners, LLC, and certain former members of AF Partners as consideration for the assets of Allergy Free, LLC, valued at $2.50 per share. The Company relied on Section 4(2)of and Regulation D, promulgated under, the Securities Act, as a basis of exemption from registration.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

          The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Planet evaluates its estimates and judgments on an on-going basis. Planet bases its estimates on historical experience and on assumptions that it believes to be reasonable under the circumstances. Planet’s experience and assumptions form the basis for its judgments about the carrying value of its assets and liabilities that are not readily apparent from other sources. Actual results may vary from what Planet anticipates and different assumptions or estimates about the future could change Planet’s reported results. Planet believes the following accounting policies are the most critical to Planet, in that they are important to the portrayal of its financial statements and they require Planet’s most difficult, subjective or complex judgments in the preparation of its financial statements:

Revenue Recognition

          Planet recognizes revenue on its products when the product is shipped. Planet accrues a provision for estimated returns concurrent with revenue recognition. In addition, a provision for potential warranty claims is provided for at the time of sale, based upon warranty terms and the Company’s prior experience.

Allowances for Doubtful Accounts

          Allowances for doubtful accounts receivable are maintained based on historical payment patterns, aging of accounts receivable, and actual write-off history. Allowances are also maintained for future sales returns and allowances based on an analysis of recent trends of product returns.

Impairment of Long-Lived Assets

          In assessing the recoverability of its long-lived assets, Planet must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, Planet may be required to record impairment charges for these assets.

Statements of Operations Data

     The following tables set forth certain items in Planet’s Statements of Operations for the periods indicated.

Years Ended December 31, 2004 and 2003

	2004	2003	Change	%

Sales	$1,180,382	$2,258,213	(1,077,831)	(47.7)

Cost of Sales	407,811	730,801	(322,990)	(44.2)

Gross Profit	772,571	1,527,412	(754,841)	(49.4)

Operating Expenses	1,286,684	1,874,398	(587,714)	(31.4)

Loss from Operations	(514,113)	(346,986)	167,127	48.2

Other Income (Expense)	(259,445)	(227,149)	32,296	14.2

Net Loss	(773,558)	(574,135)	199,423	34.7

     Planet’s net sales decreased 47.7% from $2,258,213 for the twelve months ended December 31, 2003, to $1,180,382 for the twelve months ended December 31, 2004. This decrease was due to several factors. First, sales in 2003 were impacted positively both from the effects of radio advertising in late 2002 and early 2003 and from having two active sales locations, with two active telemarketing staffs. For most of 2004, the Company’s San Diego location was the only telemarketing group in operation. Sales in 2004 were negatively impacted by the Do Not Call (“DNC”) legislation which went into effect during the fourth quarter of 2003. Due to DNC requirements, the company was unable to telemarket its products to a segment of its existing customers.

     Cost of Sales decreased 44.2% from $730,801 for the twelve months ended December 31, 2003, to $407,811 for the twelve months ended December 31, 2004, due mainly to the associated decrease in sales revenue (units sold) and a small shift in product mix and higher distribution costs. Overall gross profit, as a percentage of sales, totaled 65.5% for the twelve months ended December 31, 2004, and 67.6% for the twelve months ended December 31, 2003. This change is due to a shift in product mix in the first quarter of 2004 and higher distribution and other costs resulting from the relocation to San Diego. This product mix shift was primarily due to an emphasis in the first quarter of 2004 on the sale of room air cleaners and up-selling across the Company’s product line. The Company expects its profit margin to be impacted in the future by higher distribution costs as compared to 2004 and 2003.

     Selling and general and administrative expenses decreased by 31.4% from $1,874,398 for the twelve months ended December 31, 2003, to $1,286,684 for the twelve months ended December 31, 2004. Of the $587,714 decrease, approximately $239,000 was attributable to discontinuing the national radio advertising campaign and the remainder of the decrease was related to decreased headcount and facility expenses with only one location active for most of 2004.

     The Other Income(Expense) category includes interest expense of $197,673 and other expenses of $62,671 for the twelve months ended December 31, 2004. While interest expense was up slightly ($8,211) over the prior year, other expenses increased $22,934, or 57.7% over the twelve months ended December 31, 2003. This difference was due mainly to moving costs associated with closing and moving the Company’s Houston operations to San Diego during the first quarter of 2004.

Years Ended December 31, 2003 and 2002

	2003	2002	Change	%

Sales	$2,258,213	$3,787,164	(1,528,951)	(40.4)

Cost of Sales	730,801	1,211,128	(480,327)	(39.7)

Gross Profit	1,527,412	2,576,036	(1,048,624)	(40.7)

Operating Expenses	1,874,398	2,860,129	(985,731)	(34.5)

Loss from Operations	(346,986)	(284,093)	62,893	22.1

Other Income (Expense)	(227,149)	(245,449)	(18,300)	(7.5)

Net Loss	(574,135)	(529,542)	44,593	8.4

     Net sales decreased 40.4% from $3,787,164 for the year ended December 31, 2002 to $2,258,213 for the year ended December 31, 2003. This decrease was due primarily to the decision to discontinue the national radio advertising campaign in April 2003.

     Cost of sales decreased 39.7% from $1,211,128 for the year ended December 2002 to $730,801 for the year ended December 31, 2003, due to the associated decrease in sales revenue (units sold). Overall gross profit, as a percentage of sales, was relatively constant for the years ended 2003 and 2002, at 67.6% and 68.0%, respectively. This slight decrease year over year was due to the relatively consistent product mix during the two years.

     Selling and general and administrative expenses decreased by 34.5% from $2,860,129 for the year ended December 31, 2002 to $1,874,398 for the year ended December 31, 2003. Of this $985,731 decrease, $939,000 was due to discontinuing the national radio advertising campaign and approximately $15,000 due to a reduction in lease expense in Houston during 2003, where the Company down-sized into a smaller portion of the existing space.

     The Other Income(Expense) category mainly includes interest expense which totaled $189,462 for the year ended December 31, 2003, an increase of $28,019 or 17.4% over the prior year due to higher outstanding borrowings during the 2003 year.

Off Balance Sheet Arrangements

None.

Liquidity And Capital Resources

     Cash and cash equivalents totaled $374,923 at December 31, 2004, compared to $128,005 at December 31, 2003. Although the Company used cash totaling $435,833 in its operations during 2004, an advance from a related party of $120,000 and proceeds from investors notes payable of $142,000 offset some of the cash used in operations. Payments totaling $226,612 were made to pay principal portions of notes payable during the year. During the fourth quarter of 2004, shares were sold to investors through a private placement offering which provided operating capital of approximately $645,000 to pay expenses incurred in the combination of Allergy Free and Planet Polymer and provide further support for sales and marketing efforts. The Company intends to continue its Private Placement Offering for an additional 90 days or more in an effort to provide more working capital and consider acquisition opportunities. No assurance can be given that the Company will be able to obtain such financing or internally generate cash flows, which may impact the Company’s ability to continue as a going concern.

     Inventories at December 31, 2004 decreased $65,128 or 77.4% to $19,012 compared to $84,140 at December 31, 2003. This decrease continues the trend started in 2003, that as sales and customer demand slipped during the year, inventory levels dropped as well, as management adjusted ordering levels to meet demand.

Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” requiring that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be measured and recognized in the financial statements using the fair value of the compensation awards. The provisions of SFAS 123R are effective for us for the first interim or annual reporting period that begins after December 15, 2005; therefore, the Company will adopt the new requirements no later than the beginning of its first quarter of fiscal 2006. Adoption of the expensing requirements will reduce the Company’s reported earnings. Management is currently evaluating the two methods of adoption allowed by SFAS 123R; the modified-prospective transition method, and the modified-retrospective transition method.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a significant impact on the Company’s financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS

     The information required by this item is included in the Appendix attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our independent registered public accounting firm has informed the Company of a material weakness in the Company’s internal control over financial reporting due to a lack of segregation of duties regarding the reporting and disclosure of information required to be disclosed in the reports we file with the SEC. Based upon that information, the Company has already hired a Controller and other personnel to rectify the potential concern. After these recent changes, the Company carried out an evaluation, under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of these new disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that with the recent changes our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings.

CHANGES IN INTERNAL CONTROLS

     Based upon the advice of our independent registered public accounting firm, the Company has hired a Controller and other personnel to rectify the potential concern. After these recent changes, the Company carried out an evaluation, under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of these new disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that with the recent changes our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings.

ITEM 8B. OTHER ITEMS

     None.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers.

The names of directors and executive officers and certain information about each person is set forth below:

Name	Age	Principal Occupation

Scott L. Glenn	54	Chairman of the Board of Directors, President and Chief Executive Officer and Business Executive

Eric B. Freedus	55	Director, Attorney

H.M. Busby	66	Director, Private Investor

Michael Trinkle	51	Business Executive

Ellen M. Preston	49	Business Consultant

Leslie White	52	Secretary and Chief Financial Officer

Bret Megargel	36	Vice President

     Scott L. Glenn was elected to the Board and appointed Chairman, President and Chief Executive Officer of Planet in November 2004. Since October 2000 he, or an affiliated entity controlled by him, has been the Manager and a member of Allergy Free, LLC. Mr. Glenn is also the Managing Partner of Windamere Venture Partners and its investment funds (Windamere I, LLC, Windamere II, LLC, and Windamere III, LLC), and has been since 1996. He also currently serves as a director and founder of GlobalEdge, Inc., Kanisa Pharmaceuticals, Cadence Pharmaceuticals, Veras Pharmaceuticals, Somaxon Pharmaceuticals, and Conception Technologies through SR Technology Associates. Previously, from 1988 until 1995, Mr. Glenn served as President/CEO, and then Chairman of Quidel Corporation, a leading point of care diagnostic business. Before serving in those capacities from 1983 through 1988, Mr. Glenn was vice president of development/operations of Quidel. From 1984 to 1992, Mr. Glenn served in numerous management positions, including Division/General Manager at Allergan Pharmaceuticals, Inc. Mr. Glenn has a Bachelor of Science degree in Finance and Accounting from California State University at Fullerton.

     Eric B. Freedus was elected to the Board in January 2005. Mr. Freedus has been an attorney in private practice since 1974 and is currently the president of the law firm of Frank and Freedus, APC. Mr. Freedus currently focuses his law practice in the area of special education litigation. Mr. Freedus received his undergraduate degree from the State University of New York at Buffalo in 1971 and his law degree from the University of Toledo in 1974.

     H. M. “Mac” Busby has been a director of the Company since August 1997 when he was elected by the members of the Board of Directors to fill a vacancy on the Board. Mr. Busby was President and Chief Executive Officer and Chief Financial Officer of the Company from February 2003 until November 2004. In May 2003, Mr. Busby was appointed Secretary of the Company. Mr. Busby began his career in 1966 at Wisconsin Centrifugal, Inc. which included the position of Manager of Industrial and Public Relations. Mr. Busby has also served as Vice President of Human Relations and Administration for MCA Financial, Inc., a subsidiary of MCA, Inc. Mr. Busby was Chairman of Sun Protective International and Sun-Gard USA. Mr. Busby earned his B.S. in Business Administration from Indiana University.

     Michael A. Trinkle currently serves as President of Conception Technologies, LP, and has held the position since 1993. Mr. Trinkle was also a member of Allergy Free, LLC, and served as its President from August 2001 to March 31, 2004. During the 15 years prior to joining Conception Technologies, LP, Mr. Trinkle was employed by Allergan Pharmaceuticals where he held management positions in the areas of operations, sales, marketing, and quality assurance. Mr. Trinkle was elected to the Board in November 2004.

     Ellen M. Preston was a member of Allergy Free, LLC, since October 2000. In addition to being a member of Allergy Free, LLC, since 1998, Ms. Preston has been a business consultant advising medical device companies in the areas of strategic market assessment, business development, brand development and strategy, and communications. From 2000 until 2002, Ms. Preston was a venture partner with Windamere Venture Partners. While with Windamere Venture Partners, Ms. Preston was a founder of Dexcom, Inc., a corporation engaged in the development of an implantable glucose sensor, and founded Miramedica, Inc. a company specializing in computer-aided detection. Ms. Preston served as interim president of Miramedica, Inc., which was sold to Kodak in 2003. From 1997-1998, Ms. Preston was Vice President of Sales and Marketing for Amira Medical, Inc. She held a similar position with Biopsys Medical, Inc. from 1996-1997. Ms. Preston was elected to the Board in November 2004.

     Leslie White has been the Controller of Allergy Free, LLC since late 2000 and is also a member of the Company. Prior to joining Allergy Free, LLC, Ms. White was Vice President and Controller of several privately held companies in the San Diego area and from 1990-1994 served as the Finance Manager and Controller of Quidel Corporation, a publicly-held company. Ms. White worked for the firm of Ernst & Young and was awarded a CPA certificate in 1989. Ms. White has an MBA from San Francisco State University .

     Bret Megargel most recently served from 2002 to 2004 as Vice President of Business Development for Avera Pharmaceuticals, Inc., a private pharmaceutical development company. Mr. Megargel is a co-founder of Avera, and during his tenure led the successful licensing or acquisition of three novel pharmaceutical products from global pharmaceutical companies with combined deal value of greater than US$100 million. Prior to the founding of Avera, Mr. Megargel served as a Venture Partner for Windamere Venture Partners, from 1999 to 2003, during his tenure, he served as Vice President of Business Development for MD Edge, Inc., and Director of Business Development for Converge Medical, Inc., and was a member of the founding team of Dexcom, Inc. From 1991 to 1996, Mr. Megargel served as a consultant for Marketing Corporation of America, where he was a case manager for product development, licensing and acquisition, and marketing strategy projects for market leading healthcare clients. Mr. Megargel holds a B.A. in Economics from Dartmouth College, and an M.B.A. from the Stanford University Graduate School of Business.

Board Committees and Meetings.

     During 2004, the Board of Directors held five (5) meetings. The Board of Directors has an Audit Committee and a Compensation Committee. In addition, in 2004 the Company’s entire current Board acted as the Nominating Committee and nominated Scott Glenn, Michael Trinkle and Ellen Preston to serve as directors with Robert Petcavich and H. Mac Busby in compliance with the Asset Purchase Agreement dated March 18, 2004, and entered into by and between the Company and Allergy Free, LLC. On January 18, 2005, Robert Petcavich tendered his resignation as a director. On that same date, at a meeting of the Board of Directors, Mr. Eric B. Freedus was elected as a director of the Company.

     On November 17, 2004, Michael Trinkle and H. Mac Busby were approved as Audit Committee members. The Audit Committee is responsible for the engagement of the Company’s independent registered public accounting firm, consulting with that firm concerning the audit plan and reviewing the comments and recommendations resulting from their audit. The current Audit Committee Charter was adopted on January 25, 2005. While each of the members of the Audit Committee has significant knowledge of financial matters, neither of the Audit Committee members has been designated as an “audit committee financial expert” as defined under Item 401(e)(1) of Regulation S-B of the Securities Exchange Act of 1934, as amended. The Company believes that the current members of the Audit Committee can competently perform the functions required of them as members of the Audit Committee.

     The Audit Committee has reviewed and discussed the audited financial statements with management and it has discussed with the independent registered public accounting firm the matters required to be discussed by SAS 61. Furthermore, the Audit Committee has received the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 and has discussed with the independent registered public accounting firm their independence and based on the review of the financial statements and discussions with management and the independent registered public accounting firm, it recommended to the Board of Directors that the audited financial statements be included in this annual report.

     On November 17, 2004, Ellen Preston and Robert Petcavich were approved as Compensation Committee members. Upon the resignation of Robert Petcavich and the election of Eric Freedus as a director, Mr. Freedus was named to replace Dr. Petcavich as a member of the Compensation Committee. The Compensation Committee is responsible for reviewing the compensation and benefits of the Company’s executive officers, making recommendations to the Board of Directors concerning the compensation and benefits of the Company’s executive officers and administering the Company’s Stock Incentive Plans.

     On November 17, 2004, Scott Glenn and Michael Trinkle were approved as Nominating Committee members The Nominating Committee will be responsible for identifying, evaluating, and recommending candidates to serve as directors of the Company and to serve as a focal point for communication between such candidates, the Board, and the Company’s management and will make recommendations to the Board of Directors concerning the nomination of candidates to be elected by the Company’s shareholders as a director of the Company.

     On January 25, 2005, the Company adopted a code of ethics for its officers and other key personnel involved in the Company’s operations.

     During 2004, each Board member attended 75% or more of the aggregate of the meetings of the Board, and of the committees on which he or she served, held during the period for which he or she was a director or committee member, respectively.

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

     To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were filed. However, certain of the filings were late:

     AF Partners, LLC, filed a Form 5 on January 18, 2005, to reflect stock issuance pursuant to the Asset Purchase Agreement between the Company and Allergy Free, dated November 30, 2004.

     Ellen Preston filed a Form 5 on January 18, 2005, to reflect stock issuance pursuant to the Asset Purchase Agreement between the Company and Allergy Free, dated November 30, 2004.

     Leslie White filed a Form 5 on January 18, 2005, to reflect stock issuance pursuant to the Asset Purchase Agreement between the Company and Allergy Free, dated November 30, 2004.

     Mac Busby filed a Form 5 on January 20, 2004, to reflect the issuance of stock option grant on May 19, 2003.

     Ronald Sunderland filed a Form 5 for the fiscal year ended December 31, 2004, to reflect his no longer being a director and therefore no longer subject to Section 16 reporting requirements.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Directors and Executive Officers

     Directors and Executive Officers may be granted options to purchase Common Stock under the Company’s 1995 Stock Option Plan (“1995 Option Plan”) and the 2000 Stock Incentive Plan (“2000 Incentive Plan”). As of March 2005, the Board approved an amendment to the 2000 Incentive Plan to increase the authorized number of shares to 250,000 shares, which will be submitted to the shareholders at the next meeting of shareholders.

     During 2004, options to purchase shares of the Company’s Common Stock were granted to the Company’s directors as follows: (a) on November 17, 2004, the Board granted stock options to Mr. Busby, Dr. Petcavich, Mr. Trinkle and Ms. Preston to purchase 500 shares of Planet common stock at an exercise price of $2.50 per share, and (b) on November 30, 2004, the board granted stock options to Scott Glenn to purchase 100,543 shares of Planet common stock at an exercise price of $3.50 per share.

     During 2005, the Board granted stock options to (a) Eric Freedus to purchase 10,500 shares of Planet common stock at an exercise price of $3.00 per share as compensation for serving as a director, (b) Mr. Busby, Mr. Trinkle and Ms. Preston to purchase 10,000 shares of Planet common stock at an exercise price of $3.00 per share as compensation for serving as a directors, (c) Ms. White and Mr. Megargel to purchase 30,000 shares of Planet common stock at an exercise price of $3.00 per share as compensation for serving as officers of the Company, and (d) Mr. Glenn to purchase 25,000 shares of Planet common stock at an exercise price of $3.00 per share as compensation for serving as an officer of the Company.

     Directors are reimbursed for reasonable travel expenses incurred in connection with attendance at Board meetings, or any committee meetings, or otherwise in connection with their service as a director.

Compensation of Executive Officers

     The following table sets forth, for the fiscal years ended December 31, 2004, 2003, and 2002 certain compensation awarded or paid to, or earned by the Company’s Executive Officers.

Summary Compensation Table

					Securities
					Underlying
Name and Principal Position	Year	Salary($)		Bonus($)	Options(#)		Other
Robert J. Petcavich	2004	$—		$—	500	(1)	$—
Former Chairman of the Board	2003			$—	—		$47,180	(3)
and Chief Technical Officer	2002	$170,038		$—	—		$3,241	(2)

H.M. Busby	2004	$—		$—	500	(1)	$29,630	(7)
Former Chief Executive Officer,	2003	$—		$—	—		$31,677	(3)
President and Chief Financial	2002	$—		$—	—		$—
Officer

Richard C. Bernier	2004	$—		$—	—		—
Former Chief Executive Officer	2003	—		$—	—		$19,125	(3)
and President	2002	$117,713		$—	—		$—

Scott Glenn	2004	$—		$—	100,543	(4)	$—
Chairman, Chief Executive Officer	2003	$—		$—	—		$—
and President	2002	$—		$—	—		$—

Leslie White (6)	2004	$52,031	(5)	$—	—		$—
Secretary and Chief Financial Officer	2003	$51,445	(5)	$—	—		$—
	2002	$51,015	(5)	$—	—		$—

(1)	Represents options granted November 17, 2004, for compensation as a director.

(2)	Represents auto expense reimbursement paid by the Company.

(3)	Represents consulting fees paid for their services to the Company in 2003.

(4)	Represents an option granted on November 30, 2004, with an exercise price of $3.50 per share. 25,136 of the Options granted are currently exercisable, and the remaining options to purchase 75,407 shares begin vesting on November 30, 2005.

(5)	Represents compensation paid by Allergy Free, LLC, prior to December 1, 2004, and by Planet after that date.

(6)	Ms. White is employed by Conception Technologies, L.P., a California limited partnership (“Conception”), and for the past three years has devoted approximately fifty percent (50%) of her work time to the business of the Allergy Free (and after December 1, 2004 to the business of Planet Technologies, Inc.) Allergy Free (and now Planet) reimbursed Conception for approximately fifty percent (50%) of the compensation Conception pays to Ms. White as reflected in the table.

(7)	Represents consulting fees paid to Mr. Busby for his services in 2004.

Stock Option Grants and Exercises

     The Company’s Executive Officers are eligible for grants of options under the Company’s 1995 Stock Option Plan (the “1995 Option Plan”) and the 2000 Stock Incentive Plan (the “2000 Incentive Plan”). As of December 31, 2004, there were no shares available for grant under the Option Plans, which was expanded to 100,000 in November 2004.

     The following table sets forth information with respect to the number of securities underlying unexercised options held by the Executive Officers as of December 31, 2004, and the value of unexercised in-the-money options (i.e., options for which the current fair market value of the Common Stock underlying such options exceeds the exercise price):

Name	No. of Securities Underlying Options	Percent of Total Options Granted to Employees	Exercise Price ($/share)	Expiration Date

Scott Glenn	100,543	100%	$3.50	November 30, 2014

Aggregated Option Exercises Last Fiscal Year and Fiscal Year End Option Values

	Shares		Number of Securities		Value of Unexercised In-the-
	Acquired		Underlying Unexercised		Money Options at Fiscal Year
	on	Value	Options at Fiscal Year End (2)}		End ($) (1)
Name	Exercise(#)	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

R Petcavich	1,000	-0-	250	500	$0	$0
H. M. Busby	2,000	-0-	360	500	$0	$0
Scott Glenn	-0-	-0-	25,136	75,407	$0	$0

(1)	Calculated based on the estimated fair market value of the Company’s Common Stock as of December 31, 2004, less the exercise price payable upon the exercise of such options. Such estimated fair market value as of December 31, 2004, was $.70, the last transaction price posted at the close of trading on December 31, 2004.

(2)	The certain former directors of Planet surrendered “Out of the Money” stock options including Robert J. Petcavich, 3,294; and H.M. Busby 964.

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

401(k) Plan

     The Company provides a defined contribution 401(k) savings plan (the “401(k) Plan”) in which all full-time employees of the Company are eligible to participate. Eligible employees are permitted to contribute pre-tax salary to the 401(k) Plan subject to IRS limitations. Company contributions to the 401(k) Plan are at the discretion of the Board of Directors. There have been no Company contributions to the 401(k) Plan in 2004 or 2003.

Employment Agreements and Change in Control Arrangements

     The Company has entered into an employment agreement with Scott L. Glenn as President/CEO and Chairman of the Board of the Company for a three-year period, which expires on November 29, 2007, The Company agrees to pay Mr. Glenn a salary of $100 per month (plus healthcare and other benefits) until it is determined by the Board that the Company could afford to pay compensation comparable to CEOs of other similar companies. In exchange for foregoing a salary, the Company granted to Mr. Glenn stock options exercisable at the then fair market value at such time as may be required to maintain the aggregate number of stock options granted to Mr. Glenn at an amount not less than five (5%) percent of the issued and outstanding stock of the Company (on a fully diluted basis) during his three year term of employment.

     The Company has entered into a Consulting Agreement with Dr. Petcavich pursuant to which he retains the 500 options granted to him as a director plus an hourly rate to be determined.

     Prior to November 30, 2004 the Company had an agreement with H.M. Busby whereby the Company had agreed to pay Mr. Busby $100 per hour for work he performed on behalf of the Company.

     In January 2005, the Company agreed to employ Bret Megargel as Vice President of Marketing and Business Development at an annualized salary of $96,000. In March 2005, Mr. Megargel’s annual salary was increased to $192,000. Mr. Megargel was also issued 30,000 stock options under the 2000 Stock Option Plan.

ITEM. 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding \options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	107,413	$8.193	None (2)

Equity compensation plans not approved by security holders (1)	N/A	N/A	N/A

Total	107,413	$8.193	None (2)

(1)	The Company does not have any equity compensation plans that have not been approved by Shareholders.

(2)	As of March 11, 2005, the Company has granted options exceeding the number of shares authorized by the shareholders under the 2000 Stock Incentive Plan by 130,913 shares. The Board has approved an amendment to the plan to increase the authorized number of shares to 250,000 shares, which will be submitted to the shareholders at the next meeting of shareholders.

     The following table sets forth certain information regarding the ownership of the Company’s Stock as of December 31, 2004 by: (i) each director and nominee for director; (ii) each of the Executive Officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent (5%) of any class of the Company’s Stock, based upon information reported to the Company or publicly available reports filed with the SEC.

		Beneficial Ownership
			Percentage of Class
Title of Class	Beneficial Owner	Number of Shares (1)	Owned (2)

Common	Scott L. Glenn (3) 6402 Cardeno Drive La Jolla, CA 92037	995,942	45.7%

Common	Eric B. Freedus (4)	2,153	0.1%
	1202 Ketner Blvd., Ste. 6000
	San Diego, CA 92101

Common	H.M. Busby (5)	7,012	0.3%
	3852 Alameda Place
	San Diego, CA 92103

Common	Michael A. Trinkle (5)	55,873	2.6%
	3495 Via Zara Court
	Fallbrook, CA 92028

Common	Ellen Preston (5)	26,565	1.2%
	1825 Sheridan Avenue
	San Diego, CA 92103

Common	Leslie White (6)	9,312	0.4%
	18479 Calle La Serra
	Rancho Santa Fe, CA 92091

Common	All executive officers and directors as a group	1,096,857	50.5%

Common	William and Lisa Barkett	308,456	14.1%
	7544 Eads #F
	La Jolla, CA 92037

Common	J. Roberts Fosberg	158,382	7.3%
	2440 Toyon Road
	Healdsburg, CA 95448

Common	Windamere III, LLC (7)	200,000	9.2%
	6402 Cardeno Dr.
	La Jolla, CA 92037

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

     (2) Percentage ownership is based upon the shares outstanding on March 11, 2005.

     (3) Includes 770,806 shares owned by AF Partners, LLC, which is controlled by Mr. Glenn and 200,000 shares owned by Windamere III, LLC, over which Mr. Glenn shares control (see Note (5) below). Does not include options to purchase 75,407 shares which begin vesting on November 30, 2005. Does not include 25,000 shares issuable upon exercise of stock options which expire on January 25, 2015, and which begin vesting on January 25, 2006.

     (4) Does not include 500 shares issuable upon exercise of stock options which expire on January 18, 2015, and which begin vesting on January 18, 2006, or 10,000 shares issuable upon exercise of stock options which expire on January 25, 2015, and which begin vesting on January 25, 2006.

     (5) Does not include 500 shares issuable upon exercise of stock options which expire on November 17, 2014, and which begin vesting on November 17, 2005, or 10,000 shares issuable upon exercise of stock options which expire on January 25, 2015, which begin vesting on January 25, 2006.

     (6) Does not include 30,000 shares issuable upon exercise of stock options which expire on January 31, 2015, and which begin vesting on January 31, 2006.

     (7) Windamere III, LLC, is under the joint control of Mr. Glenn and St. Paul Traveler’s Companies, Inc., its affiliates Split-Rock Partners, LLC, and St. Paul Fire and Marine Insurance Company, whose business address is 385 Washington Street, St. Paul, Minnesota 55102.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On November 30, 2004, Planet acquired all of the assets of Allergy Free, LLC, which is the historical business described in this 10-KSB for approximately 1.65 million shares of Planet stock (after giving effect to the reverse stock split), a convertible note of $274,300, and assumption of debt. The transaction was completed pursuant to an Asset Purchase Agreement between Planet and Allergy Free, LLC. (“Agreement”) As a result of the acquisition, Allergy Free’s historical financial information is included in the consolidated financial results of Planet. Allergy Free, LLC, was and is controlled by Scott Glenn, who became Planet’s Chairman, President and CEO.

     During the period from November 30, 2004, through January 10, 2005, Planet has sold approximately 314,000 shares to investors, pursuant to subscription agreements and in reliance upon an exception from registration provided under Regulation D. 200,000 of the shares were sold to a fund controlled by Scott Glenn.

     Since January 1, 2004, the Company has issued and sold 7,500 shares in connection with the exercise of certain stock options by current and former directors of the Company.

     Mr. Freedus requested to be named a director and the Company agreed to appoint Mr. Freedus as a director based upon his and his family’s share holdings in Planet and the Company’s evaluation of Mr. Freedus’ background and qualification to serve as a director. There are no arrangements or understandings between Mr. Freedus and any other persons regarding how long Mr. Freedus will continue to serve as a director.

     Over the previous two (2) year period, there has been no transaction or proposed transaction between the Company and Mr. Freedus.

ITEM 13. EXHIBITS.

(a) 1. Financial Statements. Financial statements are attached as the Appendix to this report. The index to the financial statements is found on page F-1 of the Appendix.

     2. Exhibits.

Exhibit Number	Description.
2.1(8)	Asset Purchase Agreement dated March 18, 2004, between the Company and Allergy Free.

2.2(12)	Amendments to Asset Purchase Agreement dated March 18, 2004.

3.1(1)	Restated Articles of Incorporation of the Registrant.

3.2(1)	Restated Bylaws of the Registrant.

3.3(11)	Certificate of Amendment of Articles of Incorporation of Company dated November 30, 2004.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.6(1)	Specimen Stock Certificate.

10.1(1)	Form of Indemnity Agreement entered into between the Registrant and certain of its executive officers and directors.

10.2(1)	Registrant’s 1995 Stock Option Plan (the “1995 Option Plan”).

10.3(1)	Form of Incentive Stock Option Grant under the 1995 Option Plan.

10.4(1)	Form of Non-statutory Stock Option Grant under the 1995 Option Plan.

10.5(1)	Agreement to Assign Proprietary Rights between the Registrant and Dr. Robert J. Petcavich.

10.6(1)	Form of Confidential Information Agreement entered into between the Registrant and certain former employees.

10.7(2)	Warrant to Purchase Common Stock, dated March 9, 2000, issued by the Registrant to LBC Capital Resources, Inc.

10.8(3)	Registrants 2000 Stock Incentive Plan (the “2000 Plan).

10.9(3)	Form of Incentive Stock Option Grant under the 2000 Plan.

10.10(3)	Form of Non-statutory Stock Option Grant under the 2000 Plan.

10.11(5)	Warrant to purchase Common Stock, dated March 20, 2001, issued by the Registrant to LBC Capital Resources, Inc.

10.12(6)	Form of Sale and License Agreement dated March 2003 with Agway, Inc. (animal feed products).

Exhibit Number	Description.
10.13(6)	Form of Sale and License Agreement dated March 2003 with Agway, Inc. (fruit and vegetable products).

10.14(6)	Form of First Amendment to License Agreement with Agway, Inc.

10.15(13)	Form of Consulting Agreement with Robert Petcavich.

10.16(6)(7)	Form of Purchase Sale and License Agreement dated May 1, 2003, with Ryer Enterprises, LLC.

10.17(9)	Form of Amendment dated January 31, 2004, to Purchase, Sale and License Agreement with Ryer Enterprises, LLC.

10.18(10)	Form of Royalty Contract dated on or about June 2004 with Ryer, Inc.

10.19(13)	Form of Employment Agreement with Scott Glenn.

10.20(13)	Form of subscription agreement for 2004 private placement.

10.21	Form of Agreement and Plan of Merger dated March 7, 2005, with Allergy Control Products and Jonathon T. Dawson.

10.22	Form of Sub-Lease Agreement dated November 1, 2003, with Conception Technologies, L.P.

10.23	Form of License Agreement dated January 1, 1997, and amendments thereto, with Rick L. Chapman.

10.24	Form of Supply Agreement dated January 27, 2004, with American Metal Filter Company.

10.25	Form of Royalty Liquidation Trust dated as of November 29, 2004, with U.S. Bank.

10.26	Form of employment agreement effective February 1, 2005, with Bret Megargel.

11.1(2)(4)	Statement of Computation of Common and Common Equivalent Shares.

14.1	Code of Business Conduct and Ethics.

23.1	Consent of J.H. Cohn LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form SB-2, as amended (No. 33-91984 LA) and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended December 31, 1999 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-38500) filed on June 2, 2000 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.

(5)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.

(6)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended December 31, 2002 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.

(8)	Previously filed as an exhibit to the Registrant’s Form 8K filed March 23, 2004 Report.

(9)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the quarter ended December 31, 2003.

(10)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

(11)	Previously filed as an exhibit to the Registrant’s Form 8K filed December 16, 2004 Report.

(12)	Previously filed as an exhibit to Registrant’s Proxy Statement dated October 20, 2004.

(13)	Previously filed as an exhibit to Registrant’s SB-2 dated February 4, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     For professional services rendered by the independent registered public accounting firm for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-QSB. The aggregate fees billed by the Company’s independent registered public accounting firm, J.H. Cohn LLP, for 2004 and 2003 were $34,300 and $21,850, respectively.

Audit Related Fees

     The aggregate fees billed in 2004 and 2003 by the Company’s independent registered public accounting firm for assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of the Company’s financial statements are in the amount of $10,660 and $0, respectively.

Tax Fees

     No fees were billed in 2004 and 2003 by the Company’s independent registered public accounting firm for tax compliance, tax advice and tax planning.

All Other Fees

     No fees were billed in 2004 and 2003 by the Company’s independent registered public accounting firm for any other services, other than Audit Fees and Audit Related Fees.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANET TECHNOLOGIES, INC.

Dated March 31, 2005	By: /s/ Scott L. Glenn

Scott L. Glenn
Chief Executive Officer

Dated March 31, 2005	By: /s/ Leslie White

Leslie White
Chief Financial Officer and Principal Accounting Officer

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

Signature	Title	Date
/s/ Ellen Preston	Director	March 31, 2005

Ellen Preston

/s/ H. M. Busby	Director	March 31, 2005

H. M. Busby

/s/ Michael Trinkle	Director	March 31, 2005

Michael Trinkle

/s/ Eric Freedus	Director	March 31, 2005

Eric Freedus

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Planet Technologies, Inc.

We have audited the accompanying balance sheet of Planet Technologies, Inc., formerly Planet Polymer Technologies, Inc., as of December 31, 2004, and the related statements of operations, shareholders’ deficiency and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Planet Technologies, Inc. as of December 31, 2004, and its results of operations and cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has experienced recurring net losses resulting in a shareholders’ deficiency of $504,400, as of December 31, 2004. In addition, the Company has a working capital deficiency of $490,715 as of December 31, 2004. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ J.H. Cohn LLP

San Diego, California
March 4, 2005

PLANET TECHNOLOGIES, INC.

BALANCE SHEET DECEMBER 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$374,923
Accounts receivable, less allowance for doubtful accounts of $5,500	3,076
Inventory	19,012
Other current assets	18,575

Total current assets	415,586

Property and equipment, net	101,070
Other assets	3,527

Total	$520,183

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Current portion of convertible notes payable to shareholder	$134,475
Advance from related party	185,000
Accounts payable	224,520
Accrued expenses	353,763
Interest payable	8,543

Total current liabilities	906,301

Convertible notes payable to shareholder, net of current portion	118,282

Total liabilities	1,024,583

Commitments and contingencies

Shareholders’ deficiency:
Preferred stock, no par value, 4,250,000 shares authorized, no shares issued or outstanding	—
Series A convertible preferred stock, no par value, 750,000 shares authorized, no shares issued or outstanding	—
Common stock, no par value, 20,000,000 shares authorized, 2,068,361 shares issued and outstanding	3,198,296
Accumulated deficit	(3,702,696)

Total shareholders’ deficiency	(504,400)

Total	$520,183

See notes to financial statements.

PLANET TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
Net sales	$1,180,382	$2,258,213
Cost of sales	407,811	730,801

Gross profit	772,571	1,527,412

Operating expenses:
Selling	597,575	1,296,206
General and administrative	689,109	578,192

Totals	1,286,684	1,874,398

Loss from operations	(514,113)	(346,986)

Other income (expense):
Gain on sale of assets	899	2,050
Other expenses	(62,671)	(39,737)
Interest expense	(197,673)	(189,462)

Totals	(259,445)	(227,149)

Net loss	$(773,558)	$(574,135)

Net loss per share, basic and diluted	$(0.46)	$(0.35)

Weighted average shares used in computing net loss per share attributable to common shareholders, basic and diluted	1,686,559	1,655,670

See notes to financial statements.

PLANET TECHNOLOGIES, INC.

STATEMENTS OF SHAREHOLDERS’ DEFICIENCY
YEARS ENDED DECEMBER 31, 2004 AND 2003

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Beginning, January 1, 2003	1,655,670	$2,310,885	$(2,355,003)	$	(44,118)

Net loss			(574,135)		(574,135)

Balance at December 31, 2003	1,655,670	2,310,885	(2,929,138)		(618,253)

Common stock issued in association with the reverse acquisition	130,691	182,411			182,411

Issuance of common stock for cash	258,000	645,000			645,000
Common stock issued for services rendered	24,000	60,000			60,000

Net loss			(773,558)		(773,558)

Balance at December 31, 2004	2,068,361	$3,198,296	$(3,702,696)		$(504,400)

See notes to financial statements.

PLANET TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
Operating activities:
Net loss	$(773,558)	$(574,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	82,763	95,979
Gain on sale of assets	(899)	(2,050)
Issuance of stock for services	60,000
Changes in operating assets and liabilities:
Accounts receivable	3,682	(4,196)
Inventory	65,128	36,643
Other assets	(9,763)	25,490
Interest payable	180,567	132,217
Accounts payable	(120,965)	192,651
Accrued expenses	77,212	(13,496)

Net cash used in operating activities	(435,833)	(110,897)

Investing activities:
Proceeds from sale of property and equipment	2,363	7,000
Purchase of property and equipment		(10,927)

Net cash provided by (used in) investing activities	2,363	(3,927)

Financing activities:
Advance from related party	120,000	65,000
Proceeds from note payable		80,435
Principal payment on notes payable	(205,069)	(190,164)
Principal payments on notes payable to shareholder	(21,543)
Proceeds from issuance of investors’ notes payable	142,000	217,400
Proceeds from stock sales	645,000

Net cash provided by financing activities	680,388	172,671

Net increase in cash and cash equivalents	246,918	57,847

Cash and cash equivalents, beginning of year	128,005	70,158

Cash and cash equivalents, end of year	$374,923	$128,005

Supplemental disclosure of cash flow data:
Interest paid	$17,175	$57,272

Supplemental disclosure of noncash financing activity:
Account payable converted to note payable		$236,937

Common stock issued in connection with reverse acquisition	$182,411

See notes to financial statements.

PLANET TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 — The Company:

Planet Technologies, Inc. (“Planet” or the “Company”) formerly known as Planet Polymer Technologies, Inc. (“Planet Polymer”) was incorporated in August, 1991, in the State of California, and, since November 30, 2004, is engaged in the business of designing, manufacturing, selling and distributing common products for use by allergy sensitive persons, including, without limitation, air filters, bedding, room air cleaners, and related allergen avoidance products. The business strategy is primarily based upon promotion of products directly to the consumer by telemarketing to the Company’s database of customers who have purchased the Allergy Free Electrostatic Filter.

On November 30, 2004, Planet acquired the business of Allergy Free, LLC (“Allergy”) for approximately 1.65 million shares of Planet stock (after giving effect to a 50:1 reverse stock split), a convertible note of $274,300 bearing interest at 5.5% per annum and due and payable within three years, and assumption of debt. As a result, Allergy owned approximately 92.7% of the voting shares of Planet. Since the stockholders of Allergy received the majority of the voting shares of Planet, the former managing member of Allergy continued on as the president of the Company, and representatives of Allergy hold three of the five seats on the Company’s Board of Directors, the merger was accounted for as a recapitalization of Allergy, whereby Allergy was the accounting acquirer (legal acquiree) and Planet was the accounting acquiree (legal acquirer). Since, at the closing, Planet was a non-operating shell corporation no longer meeting the definition of a business as defined in EITF Consensus 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”, the transaction was equivalent to Allergy issuing stock for the net liabilities of Planet, accompanied by a recapitalization. The accounting was identical to that resulting from a reverse acquisition, except that there were no adjustments to the historic carrying values of the assets and liabilities. Accordingly, the accompanying statements of operations and cash flows are the historical financial statements of Allergy Free.

Immediately prior to the closing of the acquisition, Planet Polymer distributed to a trustee for the benefit of Planet Polymer shareholders of record as of September 30, 2004, the right to receive all royalties payable to Planet pursuant to those certain sale and licensing agreements between Planet and Agway, Inc., related to Planet’s Fresh Seal® and Optigen® technology and that certain purchase, sale and license agreement between Planet and Ryer Enterprises, LLC, relating to Planet’s AQUAMIM® technology.

Prior to acquiring Allergy, Planet Polymer was an advanced materials company that developed and licensed unique polymer materials. All operations related to Planet Polymer have been discontinued.

Note 2 — Summary of significant accounting policies:

Basis of presentation:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Successful transition to profitable operations is dependent upon obtaining a level of sales adequate to support the Company’s cost structure. The Company has suffered recurring losses resulting in an accumulated deficit of $3,702,696, a shareholders’ deficiency of $504,400, and a working capital deficiency of $490,715 as of December 31, 2004. Management intends to continue to finance operations primarily through its potential ability to generate cash flows from equity offerings, including restricted stock sales. However, there can be no assurance that the Company will be able to obtain such financing or internally generate cash flows from operations, which may impact the Company’s ability to continue as a going concern. The accompanying balance sheet does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the potential inability of the Company to continue as a going concern.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results may differ from those estimates.

Cash and cash equivalents and concentration of credit risk:

The Company maintains its cash in bank deposit accounts at various financial institutions. Highly-liquid investments with original maturities of three months or less when purchased are considered to be cash equivalents. As of December 31, 2004, the Company had a cash balance that exceeded the Federal Deposit Insurance Corporation limitation for coverage of $100,000 by $235,047.

Inventory:

Inventory consists of finished products which are purchased from established vendors. Inventory is stated at the lower of cost, determined by the First-In, First-Out method, or market. Inventory is reduced by provisions for excess and slow moving items commensurate with known or estimated exposures. The Company stopped manufacturing its permanent filters in February 2004, when the manufacturing was contracted out to a manufacturer. The Company’s manufacturing equipment is used by this vendor to produce its filters.

PLANET TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of significant accounting policies (continued):

Property and equipment:

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from two to ten years. Leasehold improvements are amortized over the shorter of their useful lives or the term of the related lease.

Stock-based compensation:

Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, provides for the use of a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. The Company has elected to account for employee stock options using the intrinsic value method under APB 25. By making that election, it is required by SFAS 123 and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” to provide pro forma disclosures of net loss as if a fair value based method of accounting had been applied.

During 2004 and 2003, the Company granted options to its employees and board of directors at the fair value of the common stock. The weighted-average fair value of these options using the Black-Scholes option-pricing model was $3.48 and $0.05 utilizing an expected life of 10 and 4 years, an expected volatility of 237% and 223%, no dividend yield and a risk free interest rate of 4.27% and 4.65%, respectively.

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value method at the grant dates for awards under the Company’s plans, the Company’s net loss and net loss per share for 2004 and 2003 would have been increased to the pro forma amounts indicated below.

	2004		2003
		Loss per Share		Loss per Share
		- Basic and		- Basic and
	Net Loss	Diluted	Net Loss	Diluted
As reported	$(773,558)	$(0.46)	$(574,135)	$(0.35)
Stock based compensation expense assuming a fair value based method had been used for all awards	(95,306)	(0.06)	(63,862)	(0.04)

Pro forma	$(868,864)	$(0.52)	$(637,997)	$(0.39)

In accordance with the provisions of SFAS 123, all other issuances of common stock, warrants, stock options or other equity instruments to non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Generally, the fair value of any options, warrants or similar equity investments will be estimated based on the Black-Scholes option-pricing model.

Net loss per share:

Net loss per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares what would have been outstanding if the potential common shares had been issued.

The Company has excluded all convertible preferred stock and outstanding stock options and warrants from the calculation of diluted loss per share because all such securities are considered anti-dilutive. Accordingly, diluted loss per share equals basic loss per share. The total number of potential common shares excluded from the calculation of diluted loss per share for the years ended December 31, 2004 and 2003 was 468,494 and 27,333, respectively.

Advertising:

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were $57,139 and $263,935 in 2004 and 2003, respectively.

PLANET TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of significant accounting policies (continued):

Revenue recognition:

The Company recognizes revenue from product sales upon shipment of goods, with a provision for estimated returns recorded at that time. In addition, a provision for potential warranty claims is provided for at the time of sale, based upon warranty terms and the Company’s prior experience.

The Company sells most of its products on a prepaid basis. Once the credit payment has been verified, the Company ships the products. Limited terms are extended to selected customers. Credit is extended for a 30-day term. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit considerations.

Shipping and handling costs:

The Company expenses shipping and handling costs as incurred as part of cost of sales.

Income taxes:

The Company accounts for income taxes using the liability method. Current income tax expense is the amount of income taxes expected to be payable for the current year. Deferred income taxes are recognized for the tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end (“temporary differences”) based on enacted laws and statutory rates applicable for the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is considered more than likely not to be realized.

Pre merger losses of Allergy were not subject to the Company’s federal and state income tax. Historically, Allergy has not been a tax paying entity for federal income tax purposes, and thus no income tax expense had been recorded in the financial statements. Income or losses of the Company were taxed to the members in their respective returns. However, in the State of California, limited liability companies were subject to an annual fee based on the gross income of the company. In addition, the calculation of the tax provision does not include the pre-merger net operating loss of Planet Polymer, which, had been eliminated against equity accounts as part of the acquisition agreement and for the purposes of preparing these financial statements.

401(k) plan:

The Company provides a defined contribution 401(k) savings plan (the “401(k) Plan”) in which all full-time employees of the Company are eligible to participate. Eligible employees may contribute pre-tax amounts to the 401(k) Plan subject to the Internal Revenue Code limitations. Company contributions to the 401(k) Plan are at the discretion of the Board of Directors. There were no Company contributions charged to operations related to the 401(k) Plan in 2004 and 2003.

Valuation of long-lived assets:

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Note 3 — Property and equipment:

Property and equipment as of December 31, 2004 consists of the following:

Furniture and fixtures	$262,105
Machinery and equipment	82,868
Computer equipment	66,218
Leasehold improvements	70,478

Total	481,669
Less accumulated depreciation and amortization	380,599

Total	$101,070

PLANET TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4 — Warranty reserve:

The Company accrues an estimate of its exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The air filters produced and sold by the Company carry a ten-year warranty. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. The warranty liability is included in accrued expenses in the accompanying balance sheet. As of December 31, 2004, the warranty accrual was $130,961. The majority of the warranty accrual relates to products that were sold prior to the acquisition of Allergy Free L.P. by Allergy Free, LLC in November 2000. As part of the asset purchase agreement, the Company is obligated to provide the warranty coverage on these products through their original warranty period. Changes in the Company’s warranty liability were as follows:

Warranty accrual, beginning of year	$130,961
Warranties issued during the year	296
Adjustments to preexisting accruals	(80)
Actual warranty expenditures	(216)

Total	$130,961

Note 5 — Convertible notes payable to shareholder:

As of December 31, 2004, the Company has a subordinated convertible note payable to a shareholder. The uncollateralized note payable is due on December 1, 2007 however; the Company intends to pay down the note payable with monthly principal and interest payments of $12,085 until full satisfaction of the note payable in October 2006. Interest is due quarterly. At any time, the holder of the note may, at its sole and exclusive option, convert all or any part of the principal and accrued interest outstanding into shares of common stock by giving written notice to the Company specifying the amount of note principal and/or accrued interest to be converted at a price per share of common stock equal to the fair value.

PLANET TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6 — Income taxes:

The differences between income tax benefit provided at the Company’s effective rate and the federal statutory rate (34%) at December 31, 2004 are as follows:

Income tax benefit at statutory rate	$(263,010)
State taxes, net of Federal benefit	(46,413)
Other	69,000
Increase in valuation allowance	240,423

Total	$—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at December 31, 2004 are as follows:

Net operating loss carryforwards	$4,636,000
Tax credit carryforwards	142,000
Reserves, accrued expenses and other	85,000
Less: valuation allowances	(4,863,000)

Net deferred tax assets	$—

As the ultimate realization of the potential benefits of the Company’s net operating loss carryforwards is considered unlikely by management, the Company has offset the deferred tax assets attributable to those potential benefits through a valuation allowance and, accordingly, the Company did not recognize any benefit from income taxes in the accompanying statement of operations.

At December 31, 2004, the Company had net operating loss carryforwards for Federal and California state income tax purposes of approximately $12,981,000 and $3,647,000, respectively. The Company’s California loss carryforwards expire in 2005 through 2014 and Federal loss carryforwards begin to expire in 2011. The Company also has available tax credit carryforwards for Federal and California tax purposes that aggregate approximately $142,000 that begin to expire in 2005.

During 2004, as a result of the reverse acquisition with Allergy Free, the Company experienced a change of ownership event as defined in Section 382 of the IRS Code. Accordingly, utilization of the net operating loss carryforwards and credits will be subject to a substantial annual limitation. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Note 7 — Shareholders’ equity:

Warrants:

At December 31, 2004, warrants to purchase 2,000 shares of the Company’s common stock at an exercise price of $208.125 per share were outstanding. The warrants expire in 2005 and 2006.

All of the warrants outstanding are exercisable. All per share rights and benefits are subject to anti-dilution and other adjustments upon the occurrence of certain events.

PLANET TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7 — Shareholders’ equity (continued):

Options:

As of December 31, 2004, the Company had two stock option plans, a 2000 Stock Option Plan (the “2000 Option Plan”) and a 1995 Stock Option Plan (the “1995 Option Plan”).

The 2000 Option Plan provides for 100,000 shares of common stock for issuance under the Plan, together with 100,000 additional shares of common stock for issuance to the extent that outstanding options previously granted under the 1995 Stock Option Plan expire unexercised. The 2000 Option Plan provides for the discretionary grant of options, stock appreciation rights (“SARs”), and stock bonuses to employees and directors of and consultants to the Company. Options granted under the 2000 Plan may be either “incentive stock options,” as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-statutory stock options. In March 2005, the Board of Directors approved an amendment to the plan to increase the authorized number of shares to 250,000 shares, which will be submitted to the shareholders for approval at the next meeting of shareholders.

Under the 1995 Option Plan, incentive stock options and non-statutory stock options to acquire an aggregate of 100,000 shares of Common Stock may be granted to employees, non-employee directors and consultants to the Company. Incentive stock options may be granted only to employees of the Company.

At December 31, 2004, there were no shares of the Company’s common stock available for future grant under either option plan.

Under both stock option plans, the terms of stock options granted are determined by the Board of Directors. Stock options may be granted for periods of up to ten years at a price per share not less than the fair market value of the Company’s common stock at the date of grant for incentive stock options and not less than 85% of the fair market value of the Company’s common stock at the date of grant for non-statutory stock options. In the case of stock options granted to employees, directors or consultants who, at the time of grant of such options, own more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair market value of the Company’s common stock at the date of grant. Additionally, the term of stock option grants is limited to five years if the grantee owns in excess of 10% of the voting power of all classes of stock of the Company at the time of grant. The vesting provisions of individual options may vary but in each case will provide for vesting of at least 20% per year of the total number of shares subject to the option.

PLANET TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7 — Shareholders’ equity (continued):

Options (continued):

A summary of stock option activity during 2004 follows:

	2000 Stock Option Plan		1995 Stock Option Plan
	Underlying	Weighted Avg.	Underlying	Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at January 1, 2004	15,670	$40.817	3,204	$86.929

Granted	102,543	$3.479
Exercised prior to the merger	(7,500)	$4.033
Forfeited/expired	(5,300)	$94.811	(3,204)	$86.929

Outstanding at December 31, 2004	105,413	$4.399	—

	Other Options
		Weighted Avg.
	Underlying Shares	Exercise Price
Outstanding at January 1, 2004	2,774	$252.888

Granted	—	—
Forfeited/expired	(2,774)	$252.888

Outstanding at December 31, 2004	—

Other options listed above include non-statutory stock options issued to key personnel prior to the adoption of the 1995 Stock Option Plan and a grant to a former director of the Company during 2000.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Exercise Price or	Number of	Contractual Live	Average	Number of	Average
Price Range	Shares	(years)	Exercise Price	Shares	Exercise Price
$2.50 to $3.50	102,793	9.90	$3.479	25,386	$3.495
$22.50	2,160	6.35	22.500	2,160	22.500
$125.00	460	5.33	125.000	460	125.000

	105,413	9.81	4.399	28,006	6.957

Note 8 — Commitments:

License agreements:

The Company has a license agreement with a third party for use of its design to manufacture air filters. The license agreement provides for royalty payments based on a percentage of net sales of certain products. The term of the license agreement is the longer of (i) the life of the licensed patent or (ii) ten years from date of first commercial sale of the product. Royalty expenses under the license agreement was $12,128 and $25,712 in 2004 and 2003, respectively.

Operating leases:

The Company has sublet office space from a related party through July 31, 2005 for a base rent of $6,513 per month, a total commitment of $45,591 for 2005. The sublease may be extended on a month-to-month basis after July 31, 2005. Total rent expense for all operating leases was $163,991 and $136,049 in 2004 and 2003, respectively.

PLANET TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 8 – Commitments (continued):

Employment contracts:

In November 2004, the Company entered into an employment agreement with its President and Chief Executive Officer for a three-year period, which expires on November 29, 2007. The contract provides for a salary of $100 per month (plus healthcare and other benefits) until it is determined by the Board of Directors that the Company could afford to pay compensation comparable to CEOs of other similar companies. In exchange, for forgoing a salary, the Company granted non-qualified stock options to acquire 100,543 shares of the Company’s common stock at $3.50 per share with 25,136, or 25%, of the options vesting on November 30, 2004, and the balance at the rate of 1/36th of the balance per month, subject to any acceleration as provided under the Company’s 2000 Stock Option Plan.

Note 9 — Related party transactions:

During 2004 and 2003, the Company received advances from a related party, which bear interest at 5.5% per annum with no fixed repayment terms. As of December 31, 2004, the accrued and unpaid interest on the advances totaled $8,391. During January 2005, the Company repaid $100,000 of the advances.

Note 10- Purchases from significant vendors:

During 2004 and 2003, the Company purchased from three significant vendors that each accounted for more that 10% of total purchases. Purchases from these vendors accounted for approximately $100,586 and $98,297 (54% and 37% of total purchases each year), respectively. Accounts payable arising from such purchases at December 31, 2004 and 2003 were approximately $5,799 and $7,025, respectively.

Note 11- Subsequent event:

On March 8, 2005, Planet entered into a definitive agreement to acquire Allergy Control Products, Inc. (“ACP”), a distributor of products used by allergy sensitive persons. The merger transaction will be structured pursuant to an Agreement and Plan of Merger agreed upon by both parties, and is subject to approval by each party’s respective shareholders and other contingencies. Pursuant to the terms of the merger transaction, the shareholder of ACP will be issued 600,000 shares of Planet common stock with an aggregate fair value of approximately $1,050,000. In addition, ACP debt to its shareholder in the approximate amount of $1,500,000 will be paid in full by Planet.