Form 10QSB
period 2005-03-31
PLANET TECHNOLOGIES, INC
filed 2005-05-16
CIK 896861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

             For Quarterly Period Ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number: 0-26804

PLANET TECHNOLOGIES, INC. (Formerly Planet Polymer Technologies, Inc.)

(Exact name of small business issuer as specified in its character)

CALIFORNIA	33-0502606

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6835 Flanders Drive, Suite 100, San Diego, California	92121

(Address of principal executive offices)	(Zip Code)

(858) 457-4742

(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑ YES	☐ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 1, 2005

Common Stock, no par value	2,180,368

PART 1 – FINANCIAL INFORMATION

PLANET TECHNOLOGIES, INC.
CONDENSED BALANCE SHEET (UNAUDITED)

March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$128,806
Accounts receivable, less allowance for doubtful accounts of $5,500	5,514
Inventory	19,798
Other current assets	34,822

Total current assets	188,940
Property and equipment, net	85,129

Total	$274,069

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Current portion of convertible notes payable to shareholder	$136,332
Advance from related party	85,000
Accounts payable	71,898
Accrued expenses	361,024
Interest payable	1,749

Total current liabilities	656,003
Convertible notes payable to shareholder, net of current potion	83,495

Total liabilities	739,498

Commitments and contingencies

Shareholders’ deficiency:
Preferred stock, no par value, 4,250,000 shares authorized, no shares issued or outstanding	—
Series A convertible preferred stock, no par value, 750,000 shares authorized, no shares issued or outstanding	—
Common stock, no par value, 20,000,000 shares authorized, 2,180,368 shares issued and outstanding	3,478,296
Accumulated deficit	(3,943,725)

Total shareholders’ deficiency	(465,429)

Total	$274,069

See notes to unaudited condensed financial statements

PLANET TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended	Three months ended
	March 31,	March 31,
	2005	2004
Net sales	$221,526	$381,262
Cost of sales	75,505	146,015

Gross profit	146,021	235,247

Operating expenses:
Selling	161,194	171,759
General and administrative	218,985	248,471

Totals	380,179	420,230

Loss from operations	(234,158)	(184,983)

Other income (expense):
Other expense	(1,949)	(5,342)
Interest expense	(4,922)	(51,786)

Totals	(6,871)	(57,128)

Net loss	$(241,029)	$(242,111)

Net loss per share, basic and diluted	$(0.11)	$(0.15)

Weighted average shares used in computing net loss per share basic and diluted	2,159,961	1,655,803

See notes to unaudited condensed financial statements

PLANET TECHNOLOGIES, INC.

CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIENCY (UNAUDITED)
Three Months Ended March 31, 2005

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Beginning, January 1, 2005	2,068,361	$3,198,296	$(3,702,696)	$(504,400)

Issuance of common stock for cash	112,007	280,000		280,000

Net loss			(241,029)	(241,029)

Balance at March 31, 2005	2,180,368	$3,478,296	$(3,943,725)	$(465,429)

See notes to unaudited condensed financial statements

PLANET TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended	Three months ended
	March 31,	March 31,
	2005	2004
Operating activities:
Net loss	$(241,029)	$(242,111)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	15,941	23,308
Changes in operating assets and liabilities:
Accounts receivable	(2,438)	1,990
Inventory	(786)	42,493
Other assets	(12,720)	(34,032)
Interest payable	(6,794)	47,073
Accounts payable	(152,622)	191,668
Accrued expenses	7,261	(75,922)

Net cash used in operating activities	(393,187)	(45,533)

Investing activities — proceeds from sale of property and equipment	—	1,505

Financing activities:
Advance from related party	—	20,000
Repayments of advances to related party	(100,000)	—
Principal payments on notes payable	—	(90,778)
Principal payments on notes payable to shareholder	(32,930)
Proceeds from issuance of investors’ notes payable	—	25,000
Proceeds from issuance of common stock in a private placement	280,000	—

Net cash provided by (used in) financing activities	147,070	(45,778)

Net decrease in cash and cash equivalents	(246,117)	(89,806)
Cash and cash equivalents, beginning of period	374,923	128,005

Cash and cash equivalents, end of period	$128,806	$38,199

Supplementary disclosure of cash flow data:
Interest paid	$11,947	$4,714

See notes to unaudited condensed financial statements

PLANET TECHNOLOGIES, INC.

NOTES TO UNAUDTED CONDENSED FINANCIAL STATEMENTS

1.	Basis of Presentation

In management’s opinion, the accompanying unaudited financial statements of Planet Technologies, Inc. (“Planet” or the “Company”) have been prepared in accordance with the interim reporting requirements of Form 10-QSB, pursuant to the rules and regulations of the Securities and Exchange Commission. However, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

In management’s opinion, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005, are not necessarily indicative of results that may be expected for the year ending December 31, 2005. For additional information, refer to the Company’s financial statements and notes thereto for the year ended December 31, 2004, contained in the Company’s most recent annual report on Form 10-KSB for the fiscal year ended December 31, 2004.

2.	Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Successful transition to profitable operations is dependent upon obtaining a level of sales adequate to support the Company’s cost structure. The Company has suffered recurring losses resulting in an accumulated deficit of $3,943,725, a shareholders’ deficiency of $465,429, and a working capital deficiency of $467,063 as of March 31, 2005. Management intends to continue to finance operations primarily through its potential ability to generate cash flows from equity offerings, including restricted stock. However, there can be no assurance that the Company will be able to obtain such financing or internally generate cash flows, which may impact the Company’s ability to continue as a going concern. The accompanying balance sheet does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the potential inability of the Company to continue as a going concern.

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

On March 7, 2005, Planet entered into a definitive agreement to acquire Allergy Control Products, Inc. (“ACP”). The merger transaction will be structured pursuant to an Agreement and Plan of Merger agreed upon by both parties, and is subject to approval by each party’s respective shareholders and other contingencies. Pursuant to the terms of the merger transaction the shareholder of ACP will be issued 600,000 shares of Planet common stock. In addition, ACP debt to its shareholder in the approximate amount of $1,500,000 will be paid in full by Planet, using anticipated proceeds from private placement offerings.

Investors are encouraged to review our report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2005, which discusses more thoroughly the terms of the proposed merger and which is available through EDGAR at www.sec.gov, and when available, the Company’s Proxy Statement which will also be available through EDGAR.

3.	Earnings (Loss) Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed by dividing net by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares what would have been outstanding if the potential common shares had been issued.

The Company has excluded all convertible notes payable and outstanding stock options and warrants from the calculation of diluted loss per share because all such securities are considered anti-dilutive. Accordingly, diluted loss per share equals basic loss per share. The total number of potential common shares excluded from the calculation of diluted loss per share for the three months ended March 31, 2005 and 2004 was 391,208 and 26,332, respectively.

4.	Income Taxes

As the ultimate realization of the potential benefits of the company’s net operating loss carryforwards is considered unlikely by management, the Company has offset the deferred tax assets attributable to those potential benefits through valuation allowances and, accordingly, the Company did not recognize any benefit for income taxes in the accompanying condensed statements of operations of offset its pre-tax losses.

5.	Stock-Based Compensation

As explained in Note 2 in the Form 10-KSB, the Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, provides for the use of a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. The Company has elected to account for employee stock options using the intrinsic value method under APB 25. By making that election, it is required by SFAS 123 and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” to provide pro forma disclosures of net loss as if a fair value based method of accounting had been applied.

In January 2005, an individual became a member of the Company’s board of directors and was granted an option to purchase 500 shares of common stock at an exercise price of $3.00 per share. The options vest one year from the date of grant and expire on January 18, 2015. The estimated fair value of the options on the date of grant was $1,499.

In January 2005, the members of the board of directors were granted options to purchase 40,000 shares of common stock at an exercise price of $3.00 per share. Two Company officers were also granted options to purchase 30,000 shares of common stock each at an exercise price of $3.00 per share. All of these options vest 25% one year from date of grant, and 1/36th each month thereafter, and expire on January 25, 2015. The estimated fair value of these options on the date of grant was $299,845.

In January 2005, the Company’s chairman of the board of directors was granted an option to purchase 25,000 shares of common stock at an exercise price of $3.50 per share. The options vest 25% one year from date of grant and 1/36th each month thereafter, and expire on January 25, 2015. The estimated fair value of these options on the date of grant was $74,958.

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value method at the grant dates for awards under the Company’s plans, the Company’s net loss and net loss per share for the three months ended March 31, 2005 and 2004 would have been increased to the pro forma amounts indicated below.

	2005		2004

		Loss per Share –		Loss per Share –
	Net Loss	Basic and Diluted	Net Loss	Basic and Diluted
As reported	$(241,029)	$(0.11)	$(242,111)	$(0.15)

Stock based compensation expense assuming a fair value based method had been used for all awards	(46,000)	(0.02)	—

Pro forma	$(287,029)	$(0.13)	$(242,111)	$(0.15)

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

PART 1 — FINANCIAL INFORMATION

Item 2 — Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Planet Technologies, Inc.

Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve certain risks and uncertainties. The Company’s actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and in the Company’s Form 10-KSB for the fiscal year ended December 31, 2004.

OVERVIEW

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

     Planet has an accumulated deficit as of March 31, 2005, of $3,943,725.

RESULT OF OPERATIONS

     The net loss for the three months ended March 31, 2005, was $241,029 compared to a net loss of $242,111 for the three-month period ended March 31, 2004. The Company’s net sales decreased by $159,736, from $381,262 for the three months ended March 31, 2004, to $221,526 for the same period in 2005. This decrease was due to several factors. First, in 2004, for a portion of the quarter, there were two active telemarketing sales locations, while in 2005, there is only one. Also, the Company continues to experience the effects of the Do Not Call legislation (“DNC”), which went into effect during the fourth quarter of 2003. Due to DNC requirements, the Company is unable to contact increasing numbers of its customers via outbound telemarketing.

     Cost of sales decreased to $75,505 for the three months ended March 31, 2005, from $146,015 for the same period in 2004, as of a result of the decrease in net sales. Overall gross margin, as a percentage of net sales, increased positively period over period from 61.7% for the three months ended March 31, 2004 to 65.9% for the three months ended March 31, 2005. This positive increase in gross margin is due primarily to the Company’s change in manufacturing strategy in the second quarter of 2004, when the manufacture of the Company’s permanent filter was contracted out to a manufacturer near the Company headquarters in San Diego, California.

     Total operating expenses decreased by $40,051 to $380,179 for the three months ended March 31, 2005. This decrease was due mainly to $37,760 in moving expenses which were incurred in the first quarter of 2004, when the Company’s Houston, Texas operations were moved to its San Diego location.

PART 1 — FINANCIAL INFORMATION

Item 2 — Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Planet Technologies, Inc.

     Other expenses decreased $50,257, from $57,128 for the three months ended March 31, 2004, to $6,871 for the same period in 2005. Of this decrease, $46,864 is due to a reduction of interest expense related to former shareholder debt.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled $128,806 at March 31, 2005. Although the Company used cash totaling $393,187 for its operations during the quarter, the Company also repaid $100,000 of advances from a related party and paid principal payments totaling $32,930 on notes payable. During the quarter, shares were sold to investors through a private placement offering that was originally initiated during the fourth quarter of 2004. Proceeds related to restricted stock totaled $280,000 for the quarter. The Company intends to continue its Private Placement Offering for another 60 days or more in an effort to provide more working capital and for acquisition opportunities.

     Inventory levels remained relatively unchanged during the quarter, and the Company paid down routine accounts payable and accrued expenses.

     The Company does not believe that its existing sources of liquidity and anticipated revenue will be adequate to satisfy the Company’s projected working capital and other cash requirements through December 2005 to continue operations as a public reporting company without raising additional capital.

     On March 7, 2005, Planet entered into a definitive agreement to acquire Allergy Control Products, Inc. (“ACP”). The merger transaction will be structured pursuant to an Agreement and Plan of Merger agreed upon by both parties, and is subject to approval by each party’s respective shareholders and other contingencies. Pursuant to the terms of the merger transaction the shareholder of ACP will be issued 600,000 shares of Planet common stock. In addition, ACP debt to its shareholder in the approximate amount of $1,500,000 will be paid in full by Planet. For us to complete this transaction, we will need to raise significant additional capital through our Private Placement Offering.

     Investors are encouraged to review our report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2005, which discusses more thoroughly the terms of the proposed merger and which is available through EDGAR at www.sec.gov, and when available, the Company’s Proxy Statement which will also be available through EDGAR.

ITEM 3. CONTROLS AND PROCEDURES

     The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is

PART 1 — FINANCIAL INFORMATION

Item 2 — Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Planet Technologies, Inc.

required to disclose in the reports it files under the Securities and Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the three months ended March 31, 2005, there were no significant changes in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART 1 — FINANCIAL INFORMATION

Item 2 — Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Planet Technologies, Inc.

SIGNATURES

In accordance with the requirements of Exchange Act, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2005	Planet Technologies, Inc.

/s/ Scott L. Glenn

Scott L. Glenn
Chief Executive Officer

/s/ Leslie White

Leslie White
Chief Financial Officer and
Chief Accounting Officer