Form 10QSB
period 2005-06-30
PLANET TECHNOLOGIES, INC
filed 2005-08-03
CIK 896861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For Quarterly Period Ended June 30, 2005

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

☑ YES	☐ NO
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 30, 2005
Common Stock, no par value	2,280,368

PART 1 – FINANCIAL INFORMATION
PLANET TECHNOLOGIES, INC.
CONDENSED BALANCE SHEET (UNAUDITED)

June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$139,937
Accounts receivable, less allowance for doubtful accounts of $5,500	160
Inventory	11,921
Other current assets	59,305

Total current assets	211,323

Property and equipment, net	69,288

Total	$280,611

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Current portion of convertible notes payable to shareholder	$138,215
Advance from related party	85,000
Accounts payable	109,903
Accrued expenses	339,769
Interest payable	2,931

Total current liabilities	675,818

Convertible notes payable to shareholder, net of current portion	48,227

Total liabilities	724,045

Commitments and contingencies

Shareholders’ deficiency:

Preferred stock, no par value, 4,250,000 shares authorized, no shares issued or outstanding
Series A convertible preferred stock, no par value, 750,000 shares authorized, no shares issued or outstanding
Common stock, no par value, 20,000,000 shares authorized, 2,280,368 shares issued and outstanding	3,728,296
Accumulated deficit	(4,171,730)

Total shareholders’ deficiency	(443,434)

Total	$280,611

See notes to unaudited condensed financial statements

PLANET TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Sales	$220,735	$339,176	$442,261	$720,438
Cost of sales	85,582	105,880	161,087	251,895

Gross profit	135,153	233,296	281,174	468,543

Operating expenses:
Selling	166,724	168,292	327,918	340,050
General and administrative	191,026	208,898	410,011	458,870

Total operating expenses	357,750	377,190	737,929	798,920

Loss from operations	(222,597)	(143,894)	(456,755)	(330,377)

Other expenses	(1,354)	(3,703)	(3,303)	(7,544)
Interest expense	(4,054)	(52,605)	(8,976)	(104,391)

Net loss	$(228,005)	$(200,202)	$(469,034)	$(442,312)

Net loss per share, basic and diluted	$(0.10)	$(0.12)	$(0.21)	$(0.27)

Weighted average shares used in computing net loss per share — basic and diluted	2,214,427	1,661,428	2,187,344	1,658,631

See notes to unaudited condensed financial statements

PLANET TECHNOLOGIES, INC.
CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIENCY (UNAUDITED)
Six Months Ended June 30, 2005

	Common Stock		Accumulated	Total
	Shares	Amount	Deficit
Balance at January 1, 2005	2,068,361	$3,198,296	$(3,702,696)	$(504,400)

Issuance of common stock for cash	212,007	530,000		530,000

Net loss			(469,034)	(469,034)

Balance at June 30, 2005	2,280,368	$3,728,296	$(4,171,730)	$(443,434)

See notes to unaudited condensed financial statements

PLANET TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2004
Operating activities:
Net loss	$(469,034)	$(442,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,782	46,856
Changes in operating assets and liabilities:
Accounts receivable	2,916	(602)
Inventory	7,091	62,260
Other assets	(4,444)	(24,085)
Interest payable	(5,612)	95,372
Accounts payable	(114,617)	141,319
Accrued expenses	(13,994)	55,905

Net cash used in operating activities	(565,912)	(65,287)

Investing activities:
Proceeds from sale of property and equipment	—	2,364
Capitalized costs associated with purchase of a business	(32,759)

Net cash provided by (used in) investing activities	(32,759)	2,364

Financing activities:
Advance from related party	—	70,000
Repayments of advances to related party	(100,000)
Principal payment on notes payable	—	(162,219)
Principal payments on convertible notes payable to shareholder	(66,315)
Proceeds from issuance of investors’ notes payable	—	75,000
Proceeds from stock sales	530,000

Net cash provided by (used in) financing activities	363,685	(17,219)

Net decrease in cash and cash equivalents	(234,986)	(80,142)

Cash and cash equivalents, beginning of period	374,923	128,005

Cash and cash equivalents, end of period	$139,937	$47,863

Supplementary disclosure of cash flow data:
Cash paid for interest	$14,588	$7,624

See notes to unaudited condensed financial statements

PLANET TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited condensed financial statements of Planet Technologies, Inc. (“Planet” or the “Company”) have been prepared in accordance with the interim reporting requirements of Form 10-QSB, pursuant to the rules and regulations of the Securities and Exchange Commission. However, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
In management’s opinion, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005, are not necessarily indicative of results that may be expected for the year ending December 31, 2005. For additional information, refer to the Company’s financial statements and notes thereto for the year ended December 31, 2004, included in the Company’s most recent annual report on Form 10-KSB for the fiscal year ended December 31, 2004 .
2. Liquidity and Capital Resources
The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Successful transition to profitable operations is dependent upon obtaining a level of sales adequate to support the Company’s cost structure. The Company has suffered recurring losses resulting in an accumulated deficit of $4,171,730, a shareholders’ deficiency of $443,434, and a working capital deficiency of $464,495 as of June 30, 2005. Management intends to continue to finance operations primarily through its potential ability to generate cash flows from equity offerings. However, there can be no assurance that the Company will be able to obtain such financing or internally generate cash flows, which may impact the Company’s ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the potential inability of the Company to continue as a going concern.
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

PLANET TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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
Investors are encouraged to review our report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2005, which discusses more thoroughly the terms of the proposed merger and which is available through EDGAR at www.sec.gov, and when available, the Company’s Proxy Statement which will also be available through EDGAR .
3. Loss Per Share
Net loss per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period.
The Company has excluded all convertible preferred stock and outstanding stock options and warrants from the calculation of diluted loss per share because all such securities are considered anti-dilutive. Accordingly, diluted loss per share equals basic loss per share. The total number of potential common shares excluded from the calculation of diluted loss per

PLANET TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
share for the three and six months ended June 30, 2005 was 293,854 and 308,324 respectively, and for the three and six months ended June 30, 2004 was 4,090.
4. Stock-Based Compensation
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
During the first quarter of 2005, the Company granted options to its employees and board of directors at the fair value of the common stock. The weighted-average fair value of these options using the Black-Scholes option-pricing model was $3.00 per share, utilizing an expected life of 10 years, an expected volatility of 216%, no dividend yield and a risk free interest rate of 4.22%.
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
Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value method at the grant dates for awards under the Company’s plans, the Company’s net loss and net loss per share for the three and six

PLANET TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
months ended June 30, 2005 and 2004 would have been increased to the pro forma amounts indicated below.

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net loss, as reported	$(228,005)	$(200,202)	$(469,034)	$(442,312)
Stock-based employee compensation expense assuming a fair value based method had been used for all awards	(46,000)	(11,447)	(92,000)	(22,894)

Net loss, pro forma	$(274,005)	$(211,649)	$(561,034)	$(465,206)

Basic net loss per share, as reported	$(.10)	$(0.12)	$(0.21)	$(0.27)

Basic net loss per share, pro forma	$(0.12)	$(0.13)	$(0.26)	$(0.28)

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
5. Operating lease
The Company has extended its office sublease through December 31, 2005, for a base rent of $7,267 per month, plus common area maintenance charges. The original sublease expired on July 31, 2005. The sublease is from a related party.

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
     Planet has an accumulated deficit as of June 30, 2005, of $4,171,730.
RESULT OF OPERATIONS
     The net loss for the three months ended June 30, 2005, was $228,005 compared to a net loss of $200,202 for the three-month period ended June 30, 2004. The Company’s revenues decreased by $118,441, from $339,176 for the three months ended June 30, 2004, to $220,735 for the same period in 2005. This decrease was primarily in the outbound sales category, as sales generated by telemarketing activities decreased approximately $135,000 quarter over quarter. Revenues continue to be negatively affected by the “Do Not Call” legislation, and the Company is unable to contact increasing numbers of its customers via outbound telemarketing. To offset this change, the Company initiated a direct mail campaign during the first quarter of 2005 to stimulate sales to its customers on the “Do Not Call” lists. Revenues related to these direct mail campaigns totaled approximately $51,000 for the quarter ended June 30, 2005. The Company plans to increase direct mail activities in the third and fourth quarters of the year. Additionally, the Company plans to aggressively telemarket to customers obtained later this year via the merger between the Company and Allergy Control Products, Inc. Sales during the quarter were also impacted by a backorder of disposable filters, which totaled approximately $21,000. The backorder situation has been resolved, and the disposable filters are due to ship during the first month of the third quarter.
     Cost of revenues decreased to $85,582 for the three months ended June 30, 2005, from $105,880 for the same period in 2004, reflecting the decrease in revenues. Overall gross margin, as a percentage of sales, decreased period over period from 68.8% for the three months ended June 30, 2004 to 61.2% for the three months ended June 30, 2005. This decrease in gross margin is due primarily to product mix, as the Company’s direct mail sales campaigns in the second quarter stimulated sales of the Company’s disposable filter, a product with a lower profit margin than the permanent filter, which usually accounts for a more significant portion of the Company’s sales. For the quarter ended June 30, 2005, sales of disposable filters represented 27% of total sales or $59,500, as compared to 4.5% or $15,100 for the quarter ended June 30, 2004.

PART 1 — FINANCIAL INFORMATION
Item 2 — Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Planet Technologies, Inc.
     Operating expenses decreased slightly period over period, totaling $357,750 for the three months ended June 30, 2005, and $377,190 for the same period in 2004. Of this $19,440 decrease, selling expenses decreased $1,568 or .9%, and general and administrative expenses decreased $17,872, or 8.6%. Savings, period over period, of approximately $25,000 of general and administrative expenses is related to closing the Houston, Texas facility in 2004 and another $24,000 savings occurred in depreciation, legal, and relocation expenses. These savings were partially offset by increases, period over period, in audit and accounting charges.
     Other expenses decreased $50,900, from $56,308 for the three months ended June 30, 2004, to $5,408 for the same period in 2005. Of this decrease, $48,551 is due to a reduction of interest expense related to former shareholder debt that was converted to stock when the Company was purchased in November 2004.
     The net loss for the six months ended June 30, 2005, was $469,034 compared to a net loss of $442,312 for the six-month period ended June 30, 2004. The Company’s revenues decreased by $278,177, from $720,438 for the six months ended June 30, 2004, to $442,261 for the same period in 2005. This decrease was due to several factors. First, in 2004, for a portion of the first quarter, there were two telemarketing sales locations actively contacting customers, while in 2005 the San Diego location is the only telemarketing facility. This change accounts for approximately $100,000 of the shortfall. Second, as noted in the second quarter explanation above, the Company continues to experience the effects of the Do Not Call legislation, which went into effect during the fourth quarter of 2003, and affects the ability of the Company’s outbound telemarketers to sell to existing customers. For the six months ended June 20, 2005, $286,000 of shortfall is related to outbound sales, as compared to the same period in 2004. As an alternative, the Company has been exploring direct to consumer mail campaigns, which markets products to existing customers via the mail. Direct mail campaigns were initiated during the first quarter of 2005, and revenues for the six months ended June 30, 2005 totaled $69,000. As noted in the second quarter results, the Company is planning to aggressively telemarket and direct mail the new customers it gains access to via acquistion. Sales during the period were also impacted by a backorder of disposable filters, which totaled approximately $21,000. The backorder situation has been resolved, and the disposable filters are due to ship during the first month of the third quarter
     Cost of revenues decreased to $161,087 for the six months ended June 30, 2005, from $251,895 for the same period in 2004, reflecting the decrease in revenues. Overall gross margin, as a percentage of sales, decreased period over period from 65.0% or $468,543 for the six months ended June 30, 2004 to 63.6% or $281,174 for the six months ended June 30, 2005. This decrease in gross margin is due primarily to product mix, as the Company’s direct mail sales campaigns in the second quarter stimulated sales of the Company’s disposable filter, a product with a lower profit margin than the permanent filter, which usually accounts for a more significant portion of the Company’s sales. Disposable filter sales accounted for 22.1% and 5.9% of total sales for the six months ended June 30, 2005 and 2004, respectively.
     Total operating expenses decreased period over period, totaling $737,929 for the six months ended June 30, 2005, and $798,920 for the same period in 2004. Of the $60,991 decrease, $48,859 was in general and administrative expenses, due mainly to moving expenses which were incurred in the first

PART 1 — FINANCIAL INFORMATION
Item 2 — Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Planet Technologies, Inc.
quarter of 2004, which did not recur in 2005. Duplicate facility expenses were also eliminated in 2005. Some of these decreases were offset by increases in legal and accounting fees related to public filings and audit work.
     Other expenses decreased $99,656, from $111,935 for the six months ended June 30, 2004, to $12,279 for the same period in 2005. Of this decrease, $95,415 is due to a reduction of interest expense related to former shareholder debt that was converted to stock when the Company was purchased in November 2004.
LIQUIDITY AND CAPITAL RESOURCES
     Cash and cash equivalents totaled $139,937 at June 30, 2005. Although the Company used cash totaling $565,912 for its operations during the six-month period, the Company also repaid $100,000 of advances from a related party and paid principal payments totaling $66,315 on notes payable. During the period, shares were sold to investors through a private placement offering that was originally initiated during the fourth quarter of 2004. Proceeds related to stock sales totaled $530,000 for the six months ended June 30, 2005. The Company intends to continue its Private Placement Offering for another 30 days or more in an effort to provide more working capital and for acquisition opportunities.
     Inventory levels decreased $7,091 during the six-month period, and the Company paid down routine accounts payable and accrued expenses. The Company has also incurred and capitalized expenses totaling $32,759 related to its efforts to acquire Allergy Control Products, Inc.
     The Company does not believe that its existing sources of liquidity and anticipated revenue will be adequate to satisfy the Company’s projected working capital and other cash requirements through December 2005 without raising additional capital. The Company does expect to receive, however, approximately $2.7 million during the third quarter of 2005 related to its Private Placement Offering which should provide adequate working capital for the next twelve months.
     On March 7, 2005, Planet entered into a definitive agreement to acquire Allergy Control Products, Inc. (“ACP”). The merger transaction will be structured pursuant to an Agreement and Plan of Merger agreed upon by both parties, and is subject to approval by each party’s respective shareholders and other contingencies. Pursuant to the terms of the merger transaction, the shareholder of ACP will be issued 600,000 shares of Planet common stock. In addition, ACP debt to its shareholder in the approximate amount of $1,500,000 will be paid in full by Planet with proceeds from the Private Placement Offering.
     Investors are encouraged to review our report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2005, which discusses more thoroughly the terms of the proposed merger and which is available through EDGAR at www.sec.gov, and when available, the Company’s Proxy Statement which will also be available through EDGAR.

PART 1 — FINANCIAL INFORMATION
Planet Technologies, Inc.
ITEM 3. CONTROLS AND PROCEDURES
     The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities and Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     During the six months ended June 30, 2005, there were no significant changes in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1 – Legal Proceedings:
     None
Item 2 – Changes in Securities:
     None
Item 3 – Defaults upon Senior Securities:
     None
Item 4 – Submission of Matters to a Vote of Security Holders:
     None
Item 5 – Other Information:
     The Company’s Chief Financial Officer has informed the Company that she intends to resign as an officer of the Company effective in the third quarter of 2005, and the Company has hired a prospective replacement. Ms. White is resigning to pursue personal interests and not in connection with any disagreement with the Company.
Item 6 – Exhibits
     (a) Exhibits
Exhibit 31.1 Certification of Principal Executive Officer and Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Planet Technologies, Inc.
Exhibit 32.1 Certification of Principal Executive Officer and Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
SIGNATURES
In accordance with the requirements of Exchange Act, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 3, 2005	Planet Technologies, Inc.

/s/ Scott L. Glenn

Scott L. Glenn Chief Executive Officer

/s/ Leslie White

Leslie White Chief Financial Officer and Chief Accounting Officer