Form 10QSB
period 2005-09-30
PLANET TECHNOLOGIES, INC
filed 2005-11-21
CIK 896861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For Quarterly Period Ended September 30, 2005

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
               ☑ YES                           ☐ NO
Check whether the issuer is a shell company as defined in Regulation 12b-2 of the Exchange Act.
               ☐ YES                           ☑ NO
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 14, 2005
Common Stock, no par value	3,986,368

PART 1 — FINANCIAL INFORMATION
PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$671,130
Accounts receivable, less allowance for doubtful accounts of $5,500	82,862
Inventory	694,891
Other current assets	285,632

Total current assets	1,734,515

Equipment and improvements, net	133,538
Deferred acquisition costs	26,190
Unallocated excess purchase price (Note 6)	2,719,094

Total	$4,613,337

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of convertible notes payable to shareholder	$140,125
Current portion of long-term debt	20,142
Accounts payable	1,013,796
Accrued expenses	185,177

Total current liabilities	1,359,240

Convertible notes payable to shareholder, net of current portion	12,471
Long-term debt, net of current portion	984

Total liabilities	1,372,695

Shareholders’ equity:

Preferred stock, no par value, 4,250,000 shares authorized, no shares issued or outstanding Series A convertible preferred stock, no par value, 750,000 shares authorized, no shares issued or outstanding

Common stock, no par value, 20,000,000 shares authorized, 3,986,368 shares issued and outstanding	7,693,296
Accumulated deficit	(4,452,654)

Total shareholders’ equity	3,240,642

Total	$4,613,337

See notes to unaudited condensed consolidated financial statements

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Sales	$1,183,459	$258,033	$1,625,720	$978,471
Cost of sales	670,278	95,556	831,365	347,451

Gross profit	513,181	162,477	794,355	631,020

Operating expenses:
Selling	388,122	149,519	716,040	489,569
General and administrative	402,245	113,518	812,256	572,388

Total operating expenses	790,367	263,037	1,528,296	1,061,957

Loss from operations	(277,186)	(100,560)	(733,941)	(430,937)

Other (expense) income	(765)	3,044	(4,067)	(4,500)
Interest expense	(2,973)	(52,807)	(11,950)	(157,198)

Net loss	$(280,924)	$(150,323)	$(749,958)	$(592,635)

Net loss per share, basic and diluted	$(0.09)	$(0.09)	$(0.30)	$(0.36)

Weighted average shares used in computing net loss per share — basic and diluted	3,226,078	1,663,170	2,537,394	1,660,161

See notes to unaudited condensed consolidated financial statements

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
(UNAUDITED)
Nine Months Ended September 30, 2005

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance at January 1, 2005	2,068,361	$3,198,296	$(3,702,696)	$(504,400)

Issuance of common stock for cash	1,318,007	3,295,000		3,295,000

Issuance of common stock for investment in Allergy Control Products	600,000	1,200,000		1,200,000

Net loss			(749,958)	(749,958)

Balance at September 30, 2005	3,986,368	$7,693,296	$(4,452,654)	$3,240,642

See notes to unaudited condensed consolidated financial statements

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2004
Operating activities:
Net loss	$(749,958)	$(592,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57,817	65,542
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	29,833	53
Inventory	(41,070)	62,537
Other current assets	5,914	3,869
Interest payable	(8,543)	145,401
Accounts payable	(91,502)	127,322
Accrued expenses	(331,711)	100,710

Net cash used in operating activities	(1,129,220)	(87,201)

Investing activities:
Proceeds from sale of equipment	—	2,364
Purchase of Allergy Control Products, net of cash acquired	(1,431,490)	—
Deferred acquisition costs	(133,097)	(21,886)
Purchases of equipment and improvements	(18,787)	—

Net used in investing activities	(1,583,374)	(19,522)

Financing activities:
Advance from related party	—	120,000
Repayments of advances from related party	(185,000)	—
Vendor promissory note	(1,038)	—
Principal payment on notes payable	(100,161)	(183,612)
Proceeds from issuance of common stock	3,295,000	—
Proceeds from issuance of investors’ notes payable	—	75,000

Net cash provided by financing activities	3,008,801	11,388

Net increase (decrease) in cash and cash equivalents	296,207	(95,335)

Cash and cash equivalents, beginning of period	374,923	128,005

Cash and cash equivalents, end of period	$671,130	$32,670

Supplementary disclosure of cash flow data:
Cash paid for interest	$20,340	$11,798

See notes to unaudited condensed consolidated financial statements

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Planet Technologies, Inc. and subsidiary (“Planet” or the “Company”) have been prepared in accordance with the interim reporting requirements of Form 10-QSB, pursuant to the rules and regulations of the Securities and Exchange Commission. All intercompany accounts and transactions have been eliminated in consolidation. However, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
In management’s opinion, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005, are not necessarily indicative of results that may be expected for the year ending December 31, 2005. For additional information, refer to the Company’s financial statements and notes thereto for the year ended December 31, 2004, included in the Company’s most recent annual report on Form 10-KSB for the fiscal year ended December 31, 2004.
2. Liquidity and Capital Resources
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Successful transition to profitable operations is dependent upon obtaining a level of sales adequate to support the Company’s cost structure. The Company has suffered recurring losses resulting in an accumulated deficit of $4,452,654 as of September 30, 2005. Management intends to continue to finance operations primarily through its potential ability to generate cash flows from equity offerings. However, there can be no assurance that the Company will be able to obtain such financing or internally generate cash flows, which may impact the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the potential inability of the Company to continue as a going concern.
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
Immediately prior to the closing of the acquisition, Planet, formerly known as Planet Polymer Technologies, (“Planet Polymer”) distributed to a trustee for the benefit of Planet Polymer shareholders of record as of September 30, 2004, the right to receive all royalties payable to Planet pursuant to those certain sale and licensing agreements between Planet Polymer and Agway, Inc., related to Planet Polymer’s Fresh Seal® and Optigen® technology and that certain purchase, sale and license agreement between Planet Polymer and Ryer Enterprises, LLC, relating to Planet’s AQUAMIM® technology.

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Prior to acquiring Allergy, Planet Polymer was an advanced materials company that developed and licensed unique polymer materials. All operations related to Planet Polymer have been discontinued.
On August 11, 2005, Planet acquired Allergy Control Products, Inc. (“ACP”). ACP merged into a wholly-owned subsidiary of Planet (“New ACP”). The subsidiary will continue to use the name “Allergy Control Products”. Effective August 11, 2005, Planet assigned all of the Allergy assets to its wholly-owned subsidiary, New ACP. Pursuant to the terms of the merger transaction the shareholder of ACP was issued 600,000 shares of Planet common stock. In addition, ACP’s debt to its shareholder in the amount of $1,500,000 was paid in full by Planet (see Note 6 herein).
Investors are encouraged to review our report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2005 and our Registration Statement on Form SB-2 filed on October 12, 2005, which discuss more thoroughly the terms of the merger and which is available through EDGAR at www.sec.gov, and the Company’s Proxy Statement which also is available through EDGAR.
3. Loss Per Share
Net loss per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period.
The Company has excluded all convertible preferred stock and outstanding stock options and warrants from the calculation of diluted loss per share because all such securities are considered anti-dilutive. Accordingly, diluted loss per share equals basic loss per share. The total number of potential common shares excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2005 was 551,414, and for the three and nine months ended September 30, 2004 was 4,090.
4. Stock-Based Compensation
As explained in Note 2 to the financial statements for the year ended December 31, 2004, contained in the Form 10-KSB, Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, provides for the use of a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. The Company has elected to account for employee stock options using the intrinsic value method under APB 25. By making that election, it is required by SFAS 123 and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” to provide pro forma disclosures of net loss as if a fair value based method of accounting had been applied.
During the first quarter of 2005, the Company granted options to purchase 65,500 shares of common stock to its employees and board of directors with a strike price equal to the fair value of the common stock. The weighted-average fair value of these options using the Black-Scholes option-pricing model was $3.00 per share, utilizing an expected life of 10 years, an expected volatility of 216%, no dividend yield and a risk free interest rate of 4.22%.
In January 2005, an individual became a member of the Company’s board of directors and was granted an option to purchase 500 shares of common stock at an exercise price of $3.00 per share. The options vest one year from the date of grant and expire on January 18, 2015.

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
In August 2005, the board of directors granted stock options to certain directors, officers and employees of the Company to purchase 372,500 shares of Planet common stock at exercise prices ranging from $2.70 to $3.00 per share as compensation for their service to the Company. The options vest 25% one year from date of grant and 1/36 th each month thereafter, and expire on August 10, 2015.
Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value method at the grant dates for awards under the Company’s plans, the Company’s net loss and net loss per share for the three and nine months ended September 30, 2005 and 2004 would have been increased to the pro forma amounts indicated below.

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net loss, as reported	$(280,924)	$(150,322)	$(749,958)	$(592,635)

Stock-based employee compensation expense assuming a fair value based method had been used for all awards, net of tax	(93,000)	(11,447)	(166,000)	(34,341)

Net loss, pro forma	$(373,924)	$(161,769)	$(915,958)	$(626,976)

Basic net loss per share, as reported	$(.09)	$(0.09)	$(0.30)	$(0.36)

Basic net loss per share, pro forma	$(0.12)	$(0.10)	$(0.36)	$(0.38)

In accordance with the provisions of SFAS 123, all other issuances of common stock, warrants, stock options or other equity instruments to non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Generally, the fair value of any options, warrants or similar equity investments will be estimated based on the Black-Scholes option-pricing model. There were no options which were forfeited, cancelled or expired since December 31, 2004. Total options outstanding as of September 30, 2005 were 497,613.
5. Operating lease
The Company has extended its office sublease through December 31, 2005, for a base rent of $7,267 per month, plus common area maintenance charges. The original sublease expired on July 31, 2005. The sublease is from a related party.

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. Acquisition
On August 11, 2005, Planet acquired 100% of ACP. ACP has become a subsidiary of Planet and Planet issued and delivered to the sole-shareholder of ACP 600,000 shares of Planet common stock (or 300 shares of Planet common stock for each one share of ACP common stock outstanding). As a result, the sole-shareholder of ACP owns approximately 22% of the voting shares of Planet. As additional consideration, Planet paid $1,500,000 in cash to Jonathan T. Dawson in full payment of all indebtedness of ACP.
Due to the nature of the transaction, the business combination was accounted for under the purchase accounting method, with Planet as the accounting acquirer, as defined by SFAS 141 “Business Combinations.” In accordance with SFAS 141, Planet allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. In accordance with SFAS 141 and EITF Consensuses 95-19 and 99-12, the value of the shares of Planet’s common stock issued totaling $1,200,000 is based on the average market price of $2.00 over a reasonable period of time before and after the two companies have reached agreement on the purchase price and the proposed transaction is announced. The total purchase price was $2,810,434, comprising of the $1,500,000 cash payment to Mr. Dawson, $1,200,000 of common stock issued and $110,434 in acquisition costs. For financial statement purposes, it is assumed that the fair value of the assets and liabilities of ACP is equal to the respective carrying values based on the current nature of the items involved as well as the overall respective dollar amounts. A final allocation of the purchase price will be made that may result in a change from these amounts.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

August 11, 2005
Current assets	$1,225,825
Equipment and improvements	71,498
Unallocated excess purchase price	2,719,094

Total assets acquired	4,016,417

Current Liabilities	(1,204,460)

Long-term debt	(1,523)

Total liabilities assumed	(1,205,983)

Net assets acquired	$2,810,434

As a result of the merger, included in this filing are the operating results of Planet Technologies, Inc. as well as the combined operating results of Planet and ACP from August 12, 2005 through September 30, 2005. Below are the proforma operating results if the merger had been completed at the beginning of the periods presented.
Included in the proforma operating results for the three months and nine months ended September 30, 2005 are non-recurring expenses of $500,000 for termination benefits for a former ACP officer as well as approximately $100,000 in legal and accounting fees related to the merger.

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The proforma information is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Sales	$2,010,749	$2,172,693	$6,373,909	$6,765,110

Net loss	$(943,275)	$(317,878)	$(1,553,117)	$(872,709)

Net loss per share, basic and diluted	$(0.24)	$(0.09)	$(0.49)	$(0.26)

Weighted average shares used in computing net loss per share — basic and diluted	3,986,361	3,369,170	3,179,986	3,366,161

7. Issuance of Common Stock for Cash
On or about August 1, 2005, the Company completed a private placement of 1,106,000 shares of common stock at a price of $2.50 per share, for a total cash amount of $2,765,000. Additionally, the Company had issued 202,007 shares at various dates for additional cash proceeds of $530,000.

PART 1 — FINANCIAL INFORMATION
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Planet Technologies, Inc. and Subsidiary
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
     On August 11, 2005, Planet completed the merger with Allergy Control Products, Inc. (“ACP”). ACP merged into a wholly owned subsidiary of Planet (“New ACP”). The subsidiary will continue to use the name “Allergy Control Products”. Effective August 11, 2005, Planet assigned all of the Allergy assets to its wholly owned subsidiary, New ACP.
     With the merger, Planet has added to its stable of allergen control products, and has incorporated ACP’s core business strategy to supply a complete range of high quality products to physician’s patients who are allergy sufferers, as well as to previous customers. Promotion is executed through (a) distribution of catalogs to physicians’ offices, for subsequent re-distribution to patients, (b) distribution of catalogs directly to previous customers and (c) selective e-commerce marketing initiatives. Customer transactions are primarily handled through ACP’s in-bound call center and its website. In addition to this core business strategy, ACP also sells selective products on a wholesale basis to domestic retailers as well as to international distributors.
     Products include ACP’s own Allergy Control® branded bedding products, which are effective barriers to the transmission of dust mite allergen and pet dander. ACP also markets other bedding products, carpet cleaning and laundry products, vacuums, air cleaners and air filters, sinus and breathing aids, respiratory products, dehumidifiers, mold prevention and house cleaning products, pet allergy products and certain allergy-related skin and hair care products.
     Market distribution channels (non-wholesale) for allergen avoidance products include: physician-directed sales, direct to consumer sales, the Internet and retail. In the physician-directed sales segment, ACP’s primary competitors are National Allergy Supply, Asthma and Allergies Technology, Allergy Solutions and Mission Allergy.
     Planet has an accumulated deficit as of September 30, 2005, of $4,452,654.

PART 1 — FINANCIAL INFORMATION
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
The inclusion of ACP’s financial results for a portion of the three months and nine months ended September 30, 2005 resulted in material year over year increases in sales, cost of sales and operating expenses for each of those reporting periods. These increases are not necessarily indicative of future year over year comparisons.
Resources currently are being committed to test marketing of a) ACP’s non-filter product lines to Allergy’s customer base, b) Allergy’s filter product lines to ACP’s customer base and c) ACP’s consumer catalog to Allergy’s customer base. Future gross margins will reflect the results of these test marketing efforts and their impact on the future blend of sales for product lines with varying gross margins.
It is logical to expect that future gross margins could be somewhat lower than that experienced in the three months ended September 30, 2005, which included ACP’s lower margin financial results for only a portion of the reporting period.
Three months ended September 30, 2005 compared to three months ended September 30, 2004
     The net loss for the three months ended September 30, 2005, was $280,924 compared to a net loss of $150,323 for the three-month period ended September 30, 2004. The Company’s sales increased by $925,426, from $258,033 for the three months ended September 30, 2004, to $1,183,459 for the same period in 2005. This increase was primarily due to sales of ACP from the date of the merger on August 12 through September 30, 2005 which accounted for approximately 66% of sales for the period.
     Cost of sales increased to $670,278 for the three months ended September 30, 2005, from $95,556 for the same period in 2004, reflecting the increase in revenues. Overall gross margin, as a percentage of sales, decreased period over period from 62.97% for the three months ended September 30, 2004 to 43.36% for the three months ended September 30, 2005. This decrease in gross margin is due primarily to the inclusion of ACP’s sales from August 12, 2005 through September 30, 2005 as ACP’s products have a lower gross profit margin.
     Operating expenses increased period over period, totaling $790,367 for the three months ended September 30, 2005, and $263,037 for the same period in 2004. Of this $527,330 increase, $405,167 is related to ACP’s operating costs for the period after the merger.
     Other expenses decreased $46,025, from $49,763 for the three months ended September 30, 2004, to $3,738 for the same period in 2005. Of this decrease, approximately $40,000 is due to a reduction of interest expense related to former shareholder debt that was converted to stock when the Company was purchased in November 2004.
Nine months ended September 30, 2005 compared to nine months ended September 30, 2004
     The net loss for the nine months ended September 30, 2005, was $749,958 compared to a net loss of $592,635 for the nine month period ended September 30, 2004. The Company’s sales increased by $647,249, from $978,471 for the nine months ended September 30, 2004, to $1,625,720 for the same period in 2005. This increase is due to sales from ACP products from August 12 through September 30, 2005.
     Cost of sales increased to $831,365 for the nine months ended September 30, 2005, from $347,451 for the same period in 2004, reflecting the increase in sales. Overall gross margin, as a percentage of sales, decreased period over period from 64.5% or $631,020 for the nine months ended September 30, 2004 to 48.9% or $794,355 for the nine months ended September 30, 2005. This decrease in gross margin is due to the inclusion of the ACP sales, which have a higher cost than Planet. These sales accounted for 66% of the total sales for 2005.

PART 1 — FINANCIAL INFORMATION
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Planet Technologies, Inc. and Subsidiary
     Total operating expenses increased period over period, totaling $1,528,296 for the nine months ended September 30, 2005, and $1,061,957 for the same period in 2004. Of the $466,339 increase, $405,617 was in general and administrative expenses attributable to ACP.
     Other expenses decreased $145,681, from $161,698 for the nine months ended September 30, 2004, to $16,017 for the same period in 2005. Of the $145,681 decrease, approximately $130,000 is due to a reduction of interest expense related to former shareholder debt that was converted to stock when the Company was purchased in November 2004.
LIQUIDITY AND CAPITAL RESOURCES
     Cash and cash equivalents totaled $671,130 at September 30, 2005. Although the Company used cash totaling $1,129,219 for its operations during the nine-month period, the Company also repaid $185,000 of advances from a related party and paid principal payments totaling $100,161 on notes payable. During the period, shares were sold to investors through a private placement offering. Of this amount $1,500,000 was used in the acquisition of ACP. Proceeds related to the sale of 1,318,007 shares of common stock totaled $3,295,000 for the nine months ended September 30, 2005.
     The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Successful transition to profitable operations is dependent upon obtaining a level of sales adequate to support the Company’s cost structure. The Company has suffered recurring losses resulting in an accumulated deficit of $4,452,654 as of September 30, 2005. Management intends to continue to finance operations primarily through its potential ability to generate cash flows from equity offerings. However, there can be no assurance that the Company will be able to obtain such financing or internally generate cash flows, which may impact the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the potential inability of the Company to continue as a going concern.
     Inventory levels increased $667,335 during the nine-month period, reflecting inventory acquired in the ACP merger and the Company paid down routine accounts payable and accrued expenses.
     On August 11, 2005, Planet acquired ACP. Pursuant to the terms of the merger transaction, the shareholder of ACP was issued 600,000 shares of Planet common stock. In addition, ACP debt to its shareholder in the amount of $1,500,000 was paid in full by Planet with proceeds from the Private Placement Offering.
     Investors are encouraged to review our report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2005 and our Registration Statement on Form SB-2 filed on October 12, 2005, which discuss more thoroughly the terms of the merger and which is available through EDGAR at www.sec.gov, and the Company’s Proxy Statement which also is available through EDGAR.
ITEM 3. CONTROLS AND PROCEDURES
     The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities and Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     From the date of the merger until September 30, 2005, ACP’s internal control procedures were evaluated and changed where necessary to meet the filing requirements under the Securities and Exchange Act of 1934. During the nine months ended September 30, 2005, there were no significant changes in the parent Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Planet Technologies, Inc. and Subsidiary
Item 2 — Changes in Securities:
     On or about August 1, 2005, Planet Technologies, Inc. (the “Company”) completed a private placement in the total cash amount of $2,765,000, at $2.50 per share, for a total offering of 1,106,000 common stock shares. The proceeds were used as partial consideration for the merger of Allergy Control Products, Inc. (“ACP) as a wholly owned subsidiary of the Company, under that Agreement and Plan of Merger between the Company and ACP and Jonathan T. Dawson (“Mr. Dawson”) dated March 7, 2005 (the “Merger”), as payment of costs related to the Merger, and as working capital for the Company.
Windamere III, LLC (“Windamere”) acquired 586,000 common stock shares in the Company which increased its holding in the Company to 26.3% of the outstanding shares.
On the same day, Fog City Fund, LLC (“Fog City”) acquired 500,000 common stock shares in the Company. With this acquisition, Fog City now owns 14.8% of the Company’s common stock.
The remaining 20,000 common stock shares were acquired for cash by other accredited investors.
The Company relied upon an exemption from registration pursuant to Section 4(2) of, and Regulation D, promulgated under, the Securities Act. All of the aforementioned transactions occurred without any general solicitation or advertising, were offered only to a limited group of accredited investors and each of the investors are accredited investors as defined in Rule 501 of the Securities Act.
In addition, on August 11, 2005, the Company, as partial consideration for the Merger, issued 600,000 common stock shares at a value of $2.00 per share to Mr. Dawson, the sole-shareholder of ACP.
The Company relied upon an exemption from registration pursuant to Section 4(2) of, and Regulation D, promulgated under, the Securities Act.
Item 4 — Submission of Matters to a Vote of Security Holders:
     On August 10, 2005, the Company held its 2005 Annual Meeting of Shareholders (“Meeting”). As of June 15, 2005, the record date of the Meeting, the number of shares of common stock of the Company issued and outstanding and entitled to vote was 2,280,368. The total number of shares represented and voted in person and by proxy was 1,636,475, or approximately 72% of the total shares issued and outstanding, thereby constituting a quorum for purposes of the Meeting.
The following individuals were elected to serve on the Board of Directors until the 2006 Annual Meeting of Shareholders:

Name	For	Against
Scott L. Glenn	1,633,738	171
H. Mac Busby	1,633,738	171
Ellen Preston	1,633,908	1
Michael Trinkle	1,633,738	171
Eric B. Freedus	1,633,908	1

PART II — OTHER INFORMATION
Planet Technologies, Inc. and Subsidiary
The following matters were voted upon, and approved, at the Meeting:
(a) The 2000 Stock Option Plan was amended to increase the number of shares reserved for issuance under the Plan from 100,000 to 350,000 shares by the following vote:
FOR: 1,633,456      AGAINST: 3,013      ABSTAIN: 6
(b) J.H. Cohn LLP were ratified and selected as the registered independent public accounting firm for the Company for the year ending December 31, 2005 by the following vote:
FOR: 1,636,405      AGAINST: 0      ABSTAIN: 70
(c) The Merger pursuant to which ACP became a wholly owned subsidiary if the Company was approved by the following vote:
FOR: 1,636,475      AGAINST: 0      ABSTAIN: 0
No other matters were brought before the shareholders for vote at the Meeting.
Item 5 — Other Information
On August 12, 2005 the Company filed our report on Form 8-K with the Securities and Exchange Commission, which discusses more thoroughly the terms of the merger with Allergy Control Products that occurred on August 11, 2005 and on October 12, 2005 the Company filed the financial statements of Allergy Control Products and pro forma financial information required to be filed within 71 days of the initial report on Form 8-K on the Company’s Registration Statement on Form SB-2, both of which are available through EDGAR at www.sec.gov.
Item 6 — Exhibits:
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

Date: November 21, 2005	Planet Technologies, Inc.
/s/ Scott L. Glenn
Scott L. Glenn
Chief Executive Officer

/s/ Francesca DiNota
Francesca DiNota
Chief Financial Officer and Chief Accounting Officer