Form 10KSB
period 2005-12-31
PLANET TECHNOLOGIES, INC
filed 2006-05-15
CIK 896861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission File No. 0-26804

PLANET TECHNOLOGIES, INC.
(Formerly Planet Polymer Technologies, Inc.)
(Name of small business issuer in its charter)

CALIFORNIA	33-0502606
(State or other jurisdiction of	(IRS Employer identification No.)
incorporation of organization)

96 Danbury Road
Ridgefield, CT	06877
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number (800)-255-3749
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, No Par Value
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐Yes ☑No
Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
The issuer’s revenues for the year ending December 31, 2005 were $ 3,923,498.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No
The aggregate market value of the voting stock held by non-affiliates of the Issuer as of April 10, 2006, was $7,972,736, based on the average of the 4:00 p.m. closing bid and ask prices of $2.00 as reported on the Over-the-Counter Bulletin Board.
As of April 10, 2006, 3,986,368 shares of the Company’s Common Stock were outstanding and no shares of the Company’s Series A Preferred Stock were outstanding.
Transitional Small Business Disclosure Format (check one) ☐ Yes ☑ No

PLANET TECHNOLOGIES, INC.
FORM-10KSB
Year Ended December 31, 2005

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends that such statements shall be protected by the safe harbors provided for in such sections. Such statements are subject to risks and uncertainties that could cause the Company’s actual results to vary materially from those projected in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: our need for additional capital, fluctuations in operating results, continued new product introductions, market acceptance of our new product introductions, new product introductions by competitors, technological changes in the industry and those factors discussed in this section as well as those sections entitled “Risk Factors,” and in “Item 6 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
PART I.
Planet Technologies, Inc. (“Planet” or the “Company”) is a California Corporation incorporated on August 23, 1991.
ITEM 1. DESCRIPTION OF BUSINESS
General
On November 30, 2004, Planet acquired the business of Allergy Free, LLC, a company engaged in the business of designing, selling and distributing products for use by allergy sensitive persons, including, without limitation, air filters, room air cleaners, and related allergen avoidance products. Allergy Free acquired its business on or about November 3, 2000, when it acquired substantially all of the assets and business of Allergy Free, L.P., a Delaware limited partnership. The business strategy of Allergy Free has been primarily based upon the marketing and selling of products directly to the consumer by telemarketing to its database of customers, who have purchased Allergy Free’s electrostatic filters. Promotion has been supplemented with direct mail, radio, and Internet advertising. The Company’s proprietary air filters have been marketed under the Allergy Free® trade name.
On August 11, 2005, Planet completed a merger with Allergy Control Products, Inc. (“ACP”). ACP merged into a wholly owned subsidiary of Planet (“New ACP”). Effective August 11, 2005, Planet assigned all of the Allergy Free assets to its wholly owned subsidiary New ACP. The subsidiary was renamed and its ongoing name is “Allergy Control Products” (“the Subsidiary”). References to “us”, “we”, “Planet” and “Company” refer to the consolidated operations of Planet and its Subsidiary.
With the Merger, Planet has added to its stable of allergen control products, and has incorporated ACP’s core business strategy. This core strategy is to supply a complete range of high quality, branded products to physician’s patients who are allergy sufferers, as well as to previous customers. Promotion is executed through (a) distribution of catalogs to physicians’ offices, for subsequent re-distribution to patients, (b) distribution of catalogs directly to previous customers and (c) selective e-commerce marketing initiatives. Customer transactions are primarily handled through our in-bound call center and website. In addition to this core business strategy, we also sell selective products on a wholesale basis to domestic retailers as well as to international distributors.
The allergen avoidance product industry provides products and information that help people suffering from allergies or asthma to reduce the level of exposure to allergens in their environment. Market distribution channels within the industry include catalog direct mail to consumers and through physician offices, the Internet, and traditional retail. Catalog direct mail competitors offering a range of products include National

Allergy Supply, Mission Allergy, Allergy Buyers Club, Asthma and Allergies Technology, and Allergy Solutions.
Products
Our proprietary products now include Allergy Control® branded bedding products and Allergy Free® branded air filters. We also market a complete range of bedding products, carpet cleaning and laundry products, vacuums, air cleaners and air filters, sinus and breathing aids, respiratory products, dehumidifiers, mold prevention and house cleaning products, pet allergy products and certain allergy-related skin and hair care products.
Allergen Barrier Bedding: Microscopic dust mites, as well as pet dander produce potent allergens that thrive in places such as beds, upholstered furniture, and carpets. We provide a complete line of products that substantially reduce the allergy sufferers’ exposure to these allergens. Bedding products include:
Encasings: We offer three encasing product lines, each with distinct levels of allergen barrier effectiveness, comfort, durability and price. It’s Allergy Control®, Pristine® Complete and Allergy Control Pristine® Relief encasings use micro-fiber fabrics. Allergy Control® Economy encasings use laminated fabrics.
Blankets: We offer Snuggable® blankets, which are made from a top quality 300-weight Polartec® fleece, which has a high level of softness and warmth without extra weight. Allergy sufferers benefit from their use specifically because the blankets hold up exceptionally well through repeated hot water washing, which is the recommended process to eliminate allergens.
Comforters: As with it’s encasings, our comforters are manufactured with the most advanced Pristine® encasing fabric. They deliver complete dust mite and pet allergen protection, are luxuriously soft and breathable similar to fine cotton linens and also includes an anti-microbial treatment. The comforters are available in both light and heavier weights.
Pillows: We offer two Allergy Control® Pristine® Deluxe pillow styles — a contour neck style and a gusseted style. As in the case of our branded comforters, allergy sufferers who use these branded pillows do not require encasings, since the product itself is manufactured with highly effective and comfortable allergen barrier fabric.
Air Filters: Allergy Free® air filters substantially reduce the amount of airborne contaminants, including allergen particles. We currently market three types of filters for forced heating and cooling systems along with vent filtration kits:
Permanent Filters: We offer the Allergy Free® Aller-Pure® Gold Filter, a permanent electrostatic washable filter. The filter is highly efficient in removing airborne particles at the 1-10 micron level. The filter is pleated and offers 2.5 times the filtering surface area of a flat filter, while providing a low resistance that optimizes airflow. We sell all standard filter sizes and also provide custom filters to meet almost any customer need.
Disposable Filters: The Allergy Free® Aller-Pure® MAX (micro allergen extractor) is rated at the highest level for residential filters. It is a pleated filter with actively electrostatic charged media. The disposable filter’s life is 2-3 months and is sold in packages of 4 filters. We offer this filter in all standard sizes.
Flexible filters: We offer the Allergy Free® Aller-Pure® Flex filters for free-standing air conditioning units and other types of heating and cooling systems. The flex filter is comprised of 3 layers and sewn with a trim.

In addition to Allergy Control® branded bedding products and Allergy Free® branded air filters, we offer a comprehensive line of other third party products for allergy sufferers. The following includes some of the important brand offerings per category in our current product mix:
•	Bedding: Comforel® mattress cushions, Wamsutta® sheets and pillowcases.

•	Carpets and Laundry: Allersearch®, Capture®, DustMite®, Bissell® and De-mite®.

•	Vacuums: A variety of Miele® vacuums, at differing price points.

•	Air Cleaners: Austin Air®, Blueair®, Honeywell® and Whirlpool®..

•	Respiratory (Nebulizers and Compressors): Omron® and Pari® brands.
Product Registrations
We do not directly manufacture any product requiring EPA or FDA registration. We sell products that are registered, where required, by their manufacturers.
Environmental Law
The Company primarily sells goods. The Company does not manufacture any products at this time. Therefore, environmental laws have not materially affected the Company.
Licensed Technology and Intellectual Property
Since January 1, 1997, the Company has licensed technology associated with the production of its Aller-Pure® Gold Permanent Electrostatic Filter under Patent number 6,056,809, Permanent Air Filter and Method of Manufacture. The licensing agreement is for a term of 10 years, the life of the patent or for the period of time in which Planet actively sells the Aller-Pure Gold Permanent filter. The agreement provides a royalty of 1.65% based on net filter sales and is paid monthly. The sales of products under this licensing agreement have been declining at a rapid rate over the last several years due to competitive products being introduced into the market.
Research and Development
We are not actively developing new products, although the Company has historically worked with consultants, filter-testing labs, media manufactures and filter manufacturers to develop new enhanced filters, and various third parties to develop new bedding products and product line extensions. The Company did not spend any money on research and development for the years ended December 31, 2005 and December 31, 2004 respectively.
Government Requirements
Our outbound telemarketing sales practices are regulated at both the federal and state level. The Telephone Consumer Protection Act (the “TCPA”), which was enacted in 1991, authorized and directed the Federal Communications Commission (the “FCC”) to enact rules to regulate the telemarketing industry. In December 1992, the FCC enacted rules, which place restrictions on the methods and timing of telemarketing sales calls. On July 3, 2003, the FCC issued a Report and Order setting forth amended rules and regulations implementing the TCPA. The rules, with a few exceptions, became effective August 25, 2003. These rules included: (1) restrictions on calls made by automatic dialing and announcing devices; (2) limitations on the use of predictive dialers for outbound calls; (3) institution of a national “do-not-call”

registry in conjunction with the Federal Trade Commission (the “FTC”); (4) guidelines on maintaining an internal “do-not-call” list and honoring “do-not-call” requests; and (5) requirements for transmitting caller identification information. The “do-not-call” restrictions took effect October 1, 2003. The caller identification requirements became effective January 29, 2004. The FCC also included rules restricting facsimile advertisements. These rules became effective January 1, 2005.
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
The FTC amended the TSR in January 2003. The majority of the amendments became effective March 31, 2003. The changes that were adopted that could adversely affect us include, but are not limited to: (1) subjecting a portion of our calls to additional disclosure requirements from which such calls were previously exempt; (2) prohibiting the disclosure or receipt, for consideration, of unencrypted consumer account numbers for use in telemarketing; (3) additional disclosure statements relating to certain products and services; (4) additional authorization requirements for payment methods that do not have consumer protections comparable to those available under the Electronic Funds Transfer Act (“EFTA”) or the Truth in Lending Act; and (5) institution of a national “do-not-call” registry.
In addition to the federal legislation and regulations, there are numerous state statutes and regulations governing telemarketing activities, which do or may apply to us. For example, some states also place restrictions on the methods and timing of telemarketing calls and require that certain mandatory disclosures be made during the course of a telemarketing call. Some states also require that telemarketers register in the state before conducting telemarketing business in the state (see Risk Factors).
Customers of Planet
Our typical customer is an individual allergy sufferer. In addition, a limited number of domestic retailers purchase products for resale to the public. A limited number of international distributors also purchase certain products for resale to various parties located within their respective countries and/or market territories.
Physician offices are an important intermediary between the Company and its customers. The Company receives customer orders from patients of more than 4,000 identified physicians. The Company has no distribution agreements with its referring physicians. The Company is not dependent on any one customer.
Suppliers of Planet
We acquire our raw materials for contract manufactured finished products from a variety of manufacturers. The primary raw material suppliers include: Precision Fabrics Group (Micro-Woven Allergen Barrier Fabric) and Shawmut Mills (Laminated Allergen Barrier Fabric).
Sales and Marketing
We employ staff to perform and manage sales and marketing functions. Outside resources are hired on an as-needed basis to augment the internal effort.
Competition
The Company’s competitors include National Allergy Supply, Mission Allergy, Allergy Buyers Club, Asthma and Allergies Technology, and Allergy Solutions.

Employees
As of December 31, 2005, the Company had 36 full-time and 9 part-time employees, all of whom are located at our Connecticut facility.
Properties
By December of 2005, our office facility, consisting of approximately 5,400 square feet of leased office space in San Diego, California, subject to a sublease, was closed. All operations were moved to the Subsidiary’s facility during the fourth quarter of 2005. All costs associated with the move have been reflected in operations for 2005.
We now maintain executive offices and warehouse space located in approximately 13,317 square feet of leased space at 96 Danbury Road, Ridgefield, CT 06877, subject to a lease, which terminates September 30, 2007, at a monthly rental amount of $14,288. We lease additional warehouse space in Connecticut as needed from time to time .
Risk Factors
We have experienced losses, we expect future losses and we may not become profitable. For the years ended December 31, 2005, 2004 and 2003, we had net losses of $1,508,195, $773,558 and $574,135, respectively. As of December 31, 2005, we had an accumulated deficit of approximately $5,200,000.
Since we have historically incurred net losses, we expect this trend will continue until some indefinite date in the future. We may not be able to sustain or increase profitability on a quarterly or annual basis.
We will require additional capital, which may not be available. Our capital requirements will depend on many factors, including:
•	the cost of information technology upgrades and enhancements;

•	The cost of developing existing and new markets for our products; and

•	regulatory and associated costs of being a public entity.
At year end 2005, current liabilities exceeded current assets by $303,717. On April 18, 2006, the Board approved borrowing $250,000 from two of our controlling shareholders.
With the borrowings, we anticipate that our existing resources combined with revenues will enable us to maintain our current and planned operations through December 31, 2006. However, changes in our plans or other events affecting our operating expenses, such as acquisition opportunities, may cause us to expend our existing resources sooner than expected.
We may seek additional funding through private placements of stock or strategic relationships. However, the uncertainty as to our future profitability may make it difficult for us to secure additional financing on acceptable terms, if we are able to secure additional financing at all. Insufficient funds may require us to delay, scale back or eliminate some or all of our activities. Our auditors have qualified their report on our financial statements citing that certain conditions raise substantial doubt about our ability to continue as a going concern.
The Company’s management with the participation of the Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on such evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting.
Amendments to the Telemarketing Sales Rule (the “TSR”). Telemarketing sales rules have had and may continue to have a material impact on both Planet’s revenue and profitability. The addition of a national “do-not-call” list to the growing number of states that already have “do-not-call” lists has reduced the number of households that we may call. Over 50% of the our historical customers have placed their names on the national “do-not-call” list.
In addition to the federal legislation and regulations, there are numerous state statutes and regulations governing telemarketing activities, which do or may apply to our business. For example, some states also place restrictions on the methods and timing of telemarketing calls and require that certain mandatory disclosures be made during the course of a telemarketing call. Some states also require that telemarketers register in the state before conducting telemarketing business in the state.
We are training our telemarketing representatives to handle calls in an approved manner and believe we comply in all material respects with all federal and state telemarketing regulations. There can be no assurance, however, that the Company will not be subject to regulatory challenge and or civil liability for violations of federal or state law.
We are subject to penny stock regulations. Our common stock is not listed or qualified for listing on NASDAQ or any national securities exchange but is only sporadically traded in the over-the-counter market in the so-called OTC Bulletin Board. As a result, an investor will find it difficult to dispose of, and to obtain accurate quotations as to the value of, our common stock.
Our common stock is classified as a penny stock by the Securities and Exchange Commission. The classification severely and adversely affects the market liquidity for our common stock. The Commission has adopted Rule 15g-9, which establishes the definition of a “penny stock” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, sets forth (i) the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in public offerings and secondary trading and about the commissions payable to the broker-dealer and registered representative, current quotations for the securities and the rights and remedies available to an investor in case of fraud in penny stock transaction. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.
Any inability to adequately retain or protect our employees, customer relationships and proprietary brands’ competitive positioning could harm our ability to compete. Our future success and ability to compete depends in part upon our employees, customer relationships, proprietary brands and trademarks, which we attempt to protect with a combination of trademark and trade secret claims. These legal protections afford only limited protection. Further, despite our efforts, we may be unable to prevent third parties from soliciting our employees or customers or infringing upon or misappropriating our intellectual property. Our employees, customer relationships and intellectual property may not be adequate to provide us with a competitive advantage or to prevent competitors from entering the markets for our product and services. Additionally, our competitors could independently develop non-infringing technologies that are competitive with, and equivalent or superior to, our products. We will monitor infringement and/or misappropriation of our proprietary rights. However, even if we do detect infringement or misappropriation of our proprietary rights, litigation to enforce these rights could cause us to divert financial and other resources away from our business operations.
The departure of certain key personnel could harm the financial condition of the Company. Several of our employees are intimately involved in our business and have day-to-day relationships with critical customers. We are not able to afford additional staff to supplement these key personnel. Competition for highly skilled business, product development, marketing and other personnel is intense, and there can be no assurance that we will be successful in recruiting new personnel or in retaining our existing personnel. A failure on our part to retain the services of these key personnel could have a material adverse effect on our operating results and financial condition. We do not maintain key man life insurance on any of our employees.
We face various competitors. We have competitors with comparable characteristics and capabilities that compete for the same group of customers. Our competitors are competent and experienced and are continuously working to take market share away from us. Our competitors may have greater financial, technical, marketing and other resources than we do. Our ability to compete effectively may be adversely affected by the ability of these competitors to devote greater resources to the sales and marketing of their products and services than are available to us.
There are risks associated with our planned growth. We plan to grow our revenues and profits by adding to our existing customer base through internal growth and by the acquisition of other companies.
Management believes that Planet can grow through the acquisitions of other allergy related companies as part of a “roll-up” strategy. The acquisition of other companies is uncertain and contains a variety of business risks, including: cultural differences, the retention of key personnel, competition, protection of intellectual property, profitability, industry changes and others.
Although we do not have an agreement to acquire any specific company at this time, we intend to attempt to expand our operations through the acquisition of other companies. Acquisitions and attempted acquisitions may place a strain on our limited personnel, financial and other resources. Our ability to manage this growth, should it occur, will require expansion of our capabilities and personnel. We may not be able to find qualified personnel to fill additional positions or be able to successfully manage a larger organization.
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
Future sales of our common stock by existing shareholders under Rule 144 could decrease the trading price of our common stock. As of December 31, 2005, a total of approximately 3,874,897 shares of outstanding common stock were “restricted securities” and could be sold in the public markets only in compliance with rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the issuer’s outstanding common stock or (ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Persons who are not affiliated with the issuer and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock. We have filed a registration statement to register many of these shares, which may be sold without the above limitations when and if the registration statement becomes effective. Such sales could also have a depressive effect on the price of our common stock.
Our directors and executive officers beneficially own approximately 45.2% of our stock, including stock options and warrants exercisable within 60 days of January 1, 2006; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on our stock price; shareholders may be unable to exercise control. As a result, our executive officers, directors and affiliate persons will have significant ability to:
•	elect or defeat the election of our directors;

•	amend or prevent amendment of our articles of incorporation or bylaws;

•	effect or prevent a merger, sale of assets or other corporate transaction; and

•	control the outcome of any other matter submitted to the shareholders for vote.
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
ITEM 2. DESCRIPTION OF PROPERTY
By December of 2005, the Planet office facility, which had been located in approximately 5,400 square feet of leased office space in San Diego, California, subject to a sublease, was closed. All operations were moved to the Subsidiary’s facility during the fourth quarter of 2005. All costs associated with the move have been reflected in the operations of 2005.
The Company maintains executive offices and warehouse space located in approximately 13,317 square feet of leased space at 96 Danbury Road, Ridgefield, CT 06877, subject to a lease, which terminates September 30, 2007, at a monthly rental amount of $14,288. The Company leases additional warehouse space in Connecticut as needed from time to time .
ITEM 3. LEGAL PROCEEDINGS
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Previously reported on Form 10QSB.

PART II.
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
The Company’s Common Stock trades on the OTC.BB under the symbol “PLNT.OB.” The following table sets forth the high and low sales prices of the Company’s Common Stock for the period from January 1, 2004 through December 31, 2005 as furnished by the OTC.BB. These prices reflect prices between dealers without retail markups, markdowns or commissions, and may not necessarily represent actual transactions. These prices also reflect the reverse stock split effective December 6, 2004:

	Trade Prices
	High	Low
Fiscal year ended December 31, 2004
First Quarter	$12.50	$1.75
Second Quarter	10.50	3.00
Third Quarter	3.50	2.50
Fourth Quarter	3.50	0.70
Fiscal year ended December 31, 2005
First Quarter	3.00	0.70
Second Quarter	4.25	1.25
Third Quarter	5.00	2.70
Fourth Quarter	5.00	1.25
On April 10, 2006, the last reported sale price of the Company’s Common Stock on the Over-the-Counter Bulletin Board was $2.00 per share. As of April 10, 2006, there were approximately 198 holders of record of the Company’s Common Stock with 3,986,368 shares outstanding. The market price of shares of common stock, like that of the common stock of many other emerging growth companies, has been and is likely to continue to be highly volatile.
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
Previously reported on Form 10QSB.
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

Revenue Recognition
The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”) as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition, revised and updated” (“SAB No. 104”), which stipulates that revenue generally is realized or realizable and earned, once persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. The Company recognizes revenue from product sales upon shipment of goods, with a provision for estimated returns recorded at that time. In addition, a provision for potential warranty claims is provided for at the time of sale, based upon warranty terms and the Company’s prior experience.
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
Statements of Operations Data
The following tables set forth certain items in Planet’s Statements of Operations for the periods indicated.
Years Ended December 31, 2005 and 2004

	2005	2004	Change	%
Sales	$3,923,498	$1,180,382	$2,743,116	232
Cost of Sales	2,205,079	407,811	1,797,268	441

Gross Profit	1,718,419	772,571	945,848	122

Operating Expenses	3,083,036	1,298,812	1,784,224	137

Loss from Operations	(1,364,617)	(526,241)	(838,376)	159

Other Income (Expense)	(143,578)	(247,317)	103,739	(42)

Net Loss	$(1,508,195)	$(773,558)	$(734,637)	95

The addition of the Subsidiary’s financial results for a portion of the twelve months ended December 31, 2005 resulted in material year over year increases in sales, cost of sales and operating expenses. These increases are not necessarily indicative of future year over year comparisons.
We expect that future gross margins could be somewhat lower than that experienced in the twelve months ended December 31, 2005, as a result of the Subsidiary’s lower margin financial results being included for only a portion of the reporting period.

The net loss for the twelve months ended December 31, 2005, was $1,508,195, compared to a net loss of $773,558 for the twelve month period ended December 31, 2004. The Company’s net sales increased by $2,743,116 from $1,180,382 for the twelve months ended December 31, 2004, to $3,923,498 for the same period in 2005. The net loss for the 2005 includes costs related to the integration of the entities after the merger as well as amortization of intangibles of $103,096.
The year over year increase in net sales is due to the addition of sales from the Subsidiary from August 12, 2005 through December 31, 2005. This factor also accounts for the year over year decrease in net loss as a percentage of net sales, as the addition of the Subsidiary’s larger and broader base of sales improves Planet’s relative cost efficiency.
Overall gross margin, as a percentage of sales, decreased from 65.5% for the twelve months ended December 31, 2004 to 43.8% for the same period in 2005. This decrease in gross margin is due to the inclusion of the Subsidiary’s sales, which are broadly based and emphasize bedding products, that have a higher cost of sales than Planet’s sales, and are more narrowly focused on higher margin filter product sales.
For the year ended December 31, 2005, total operating expenses increased by $1,784,224 over the operating expenses for the same period in 2004. This increase largely reflects the higher level of sales, as well as general and administrative expenses associated with the larger Subsidiary operation.
Other expenses decreased from $247,317 for the twelve months ended December 31, 2004, to $143,578 for the same period in 2005. The $103,739 decrease in other expenses includes a $185,177 reduction of interest expense related to former shareholder debt that was converted to stock when the Company was purchased in November 2004. This reduction was offset by increases in interest expense related to the amortization of the derivative liability of $81,606.
Years Ended December 31, 2004 and 2003

	2004	2003	Change	%
Sales	$1,180,382	$2,258,213	$(1,077,831)	(47.7)
Cost of Sales	407,811	730,801	(322,990)	(44.2)

Gross Profit	772,571	1,527,412	(754,841)	(49.4)

Operating Expenses	1,298,812	1,874,398	(575,586)	(30.7)

Loss from Operations	(526,241)	(346,986)	(179,255)	51.7

Other Expenses	(247,317)	(227,149)	(20,168)	8.9

Net Loss	$(773,558)	$(574,135)	$(199,423)	(34.7)

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
Operating expenses decreased by 30.7% from $1,874,398 for the twelve months ended December 31, 2003, to $1,298,812 for the twelve months ended December 31, 2004. Of the $575,586 decrease, approximately $239,000 was attributable to discontinuing the national radio advertising campaign and the remainder of the decrease was related to decreased headcount and facility expenses with only one location active for most of 2004.
The Other Income(Expense) category includes interest expense of $197,673 and other expenses of $49,644 for the twelve months ended December 31, 2004. While interest expense was up slightly ($8,211) over the prior year, other expenses increased $10,806, or 21.4% over the twelve months ended December 31, 2003. This difference was due mainly to moving costs associated with closing and moving the Company’s Houston operations to San Diego during the first quarter of 2004.
Proforma Statements of Operations Data
The following tables set forth certain items in Planet’s Proforma Statements of Operations for the periods indicated, which combine the operations of Planet and ACP as if the merger had been completed on January 1, 2004.
Years Ended December 31, 2005 and 2004

	2005	2004	Change	%
Sales	$8,671,686	$8,895,035	$(223,349)	(3)
Cost of Sales	5,092,763	4,989,606	103,157	2

Gross Profit	3,578,923	3,905,429	(326,506)	(8)

Operating Expenses	(5,683,907)	(4,738,687)	(945,220)	(20)

Loss from Operations	(2,104,984)	(833,258)	(1,271,726)	(153)

Other Expenses	(206,372)	(258,233)	51,861	20

Net Loss	$(2,311,356)	$(1,091,491)	$(1,219,865)	72

The proforma net loss for the twelve months ended December 31, 2005, was $2,311,356, compared to $1,091,491 for the twelve month period ended December 31, 2004. The Company’s net sales decreased by $223,349 from $8,895,035 to $8,671,686 due to the decrease in sales of Allergy Free related products, which decreased from $1,180,382 in 2004 to approximately $600,000 in 2005. This decrease was offset by an increase in the sales of ACP products. The proforma net loss for the 2005 includes costs related to the integration of the entities after the merger as well as amortization of intangibles of $103,096.
Overall proforma gross margin, as a percentage of sales, decreased from 43.91% for the twelve months ended December 31, 2004 to 41.27% for the same period in 2005. This decrease in gross margin is due to large increase in international sales to distributors for ACP which have lower margins than domestic sales. Also, the Allergy Free sales which have a higher gross margin decreased significantly from 2004 to 2005.
Between December 31, 2005 and December 31, 2004, total operating expenses increased $945,220, totaling $5,683,907 for the twelve months ended December 31, 2005, and $4,738,687 for the same period in 2004. This increase includes non-recurring expenses for ACP of $500,000 for termination benefits for a former officer as well as approximately $100,000 in legal and accounting fees related to the merger and the amortization of intangibles of $103, 096. Additionally, public reporting expenses for the Company increased over $150,000 as they were included for two months only in 2004 due to the reverse acquisition.
Proforma other expenses decreased from $258,233 for the twelve months ended December 31, 2004, to $206,372 for the same period in 2005. The $51,861 decrease in other expenses includes a $185,177 reduction of interest expense related to former shareholder debt that was converted to stock when the Company was purchased in November 2004. This reduction was offset by increases related to the amortization of the derivative liability of $81,606 and the loss in the disposal of assets by ACP of $110,218.
Off Balance Sheet Arrangements
None.
Liquidity And Capital Resources
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Successful transition to profitable operations is dependent upon obtaining a level of sales adequate to support the Company’s cost structure. The Company has suffered recurring losses resulting in an accumulated deficit of $5,210,891 as of December 31, 2005. Management intends to continue to finance operations partially through its potential ability to generate cash flows from debt and equity offerings. On April 18, 2006, the Company received a financing commitment of $250,000 from two controlling shareholders. However, there can be no assurance that the Company will be able to obtain additional financing or internally generate cash flows, which may impact the Company’s ability to continue as a going concern. Our independent registered public accounting firm has included an explanatory paragraph in their opinion dated April 11, 2006, that there is substantial doubt about Planet’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the potential inability of the Company to continue as a going concern.
Cash and cash equivalents totaled $436,844 at December 31, 2005. During the period, 1,318,007 shares representing $3,295,000 were sold to investors through a private placement offering. The Company used cash totaling $1,154,015, for its operations during the twelve-month period, the Company also repaid $185,000 of advances from a related party, paid principal payments totaling $137,415 on notes payable and $1,730,855 was used in the acquisition of the Subsidiary.
Inventory levels increased $558,320 from $19,012 at December 31, 2004 to $577,332 at December 31, 2005, reflecting inventory acquired in the Merger. Accounts payable and accrued expenses increased by $924,891, from $578,283 at December 31, 2004 to $1,503,174 at December 31, 2005, reflecting liabilities assumed from the Merger. The higher levels of inventory, accounts payable and accrued expenses largely reflect the addition of the Subsidiary sales, which require higher levels of inventory in order to support the increased level of sales.
On August 11, 2005, Planet completed a merger with Allergy Control Products, Inc. (“ACP”). ACP merged into a wholly owned subsidiary of Planet (“New ACP”). Effective August 11, 2005, Planet

assigned all of the Allergy Free assets to its wholly owned subsidiary New ACP. The subsidiary was renamed and its ongoing name is “Allergy Control Products” (“the Subsidiary”). References to “us”, “we”, “Planet” and “Company” refer to the consolidated operations of Planet and its Subsidiary.
Investors are encouraged to review our report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2005 and our Registration Statement on Form SB-2 filed on October 12, 2005, which discuss more thoroughly the terms of the merger and which is available through EDGAR at www.sec.gov, and the Company’s Proxy Statement which also is available through EDGAR.
Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” requiring that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be measured and recognized in the financial statements using the fair value of the compensation awards. The provisions of SFAS 123R are effective for us for the first interim or annual reporting period that begins after December 15, 2005; therefore, the Company has adopted the new requirements for the first quarter of fiscal 2006 under the modified-prospective transition method. Adoption of the expensing requirements will reduce the Company’s reported earnings.
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
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 8A. CONTROLS AND PROCEDURES
The Company’s management with the participation of the Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a — 15(e) and 15d — 15(e) under the Securities Exchange Act) as of the end of the annual period covered by this report. Based on such evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting described below.
•	Insufficient accounting staff with the appropriate level of knowledge and a lack of sufficient historical information regarding sales of ACP products, compounded by the integration of operations from the California location to Connecticut after the Merger with ACP.

•	Insufficient number of staff and lack of adequate data processing support led to the Company’s not being able to file its Form 10-KSB on a timely basis.

In the process of conducting their audit for the year ended December 31, 2005, J.H. Cohn LLP, our independent registered public accounting firm (“JHC”), identified that:
•	The Company’s warranty reserve calculation for sales from Subsidiary sales and the calculation of deferred taxes was insufficient and

•	The Company did not have adequate resources to meet the reporting requirements of the SEC on a timely basis.
These material weaknesses in the processes and procedures with our accounting and financial reporting function and contributed to post-closing adjustments and delays in the completion and filing of our 2005 Form 10-KSB.
As part of the communications by JHC with our audit committee with respect to JHC’s audit procedures for the year ended December 31, 2005, JHC informed the audit committee that these deficiencies: constituted a material weakness under standards established by the Public Company Accounting Oversight Board, or PCAOB.
The Company has assigned a high priority to the short-term and long-term improvement of our internal control over financial reporting. Actions to address the material weaknesses described above that we will undertake, or have undertaken, include the following, among others:
•	Hiring of additional accounting staff to facilitate the reporting within the time periods specified by the SEC.

•	Implementing new accounting reporting software in the short-term to expedite the reporting function and an upgrade to the overall accounting software system in the long-term so that analysis and evaluation of information can be better processed within the time periods required by the SEC.

•	We have completed the integration of the operations from California to Connecticut and all accounting and reporting is centralized within the Connecticut location.

•	We have implemented a strict warranty return policy which is designed to track and monitor all warranty returns and provide the reporting information required for the warranty reserve on a timely basis.
Except as described above, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 8B. OTHER ITEMS
None.

PART III.
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
Directors and Executive Officers.
The names of directors and executive officers and certain information about each person is set forth below:

Name	Age	Principal Occupation
Scott L. Glenn	56	Chairman of the Board of Directors, President and Chief Executive Officer and Business Executive

Eric B. Freedus	56	Director, Attorney

H.M. Busby	67	Director, Private Investor

Michael Trinkle	53	Director, Business Executive

Ellen M. Preston	51	Director, Business Consultant

Edward J. Steube	62	Director, President of Allergy Control Products, Inc.

Michael Walsh	46	Director, Business Executive

Francesca DiNota	43	Chief Financial Officer, Chief Accounting Officer

Bret Megargel	36	Vice President, Secretary
Scott L. Glenn was elected to the Board and appointed Chairman, President and Chief Executive Officer of Planet in November 2004. Since October 2000 he, or an affiliated entity controlled by him, has been the Manager and a member of Allergy Free, LLC. Mr. Glenn is also the Managing Partner of Windamere Venture Partners, and has been since 1996. He also currently serves as a director and founder of GlobalEdge, Inc., Kanisa Pharmaceuticals, Cadence Pharmaceuticals, Oculir, Inc., Somaxon Pharmaceuticals. Previously, from 1988 until 1995, Mr. Glenn served as President/CEO, and then Chairman of Quidel Corporation, a leading point of care diagnostic business. Before serving in those capacities from 1983 through 1988, Mr. Glenn was vice president of development/operations of Quidel. From 1984 to 1992, Mr. Glenn served in numerous management positions, including Division/General Manager at Allergan Pharmaceuticals, Inc. Mr. Glenn has a Bachelor of Science degree in Finance and Accounting from California State University at Fullerton.
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
Edward Steube served as Chief Executive Officer and Director of Allergy Control Products since 2002. Prior to Joining ACP, he was a member of executive management of New York Bancorp, and prior to that a Principal in the investment banking division of Kidder Peabody and Co, Inc., a subsidiary of GE Capital. Mr. Steube has a B.A. from Princeton University.
Michael Walsh was most recently Executive Chairman at Prometheus Laboratories, a specialty pharmaceutical company, where he also held the positions of President, Chief Operating Officers, and Chief Executive Officer. Previously, Mr. Walsh was with Quidel Corporation in a number of senior executive roles including Director of Worldwide Marketing and Business Development and Director of European Operations. Mr. Walsh has a B.S. from the University of Notre Dame and an M.B.A. from Pepperdine University.
From 1998 through early 2005, Francesca DiNota served in various positions, lastly as Vice President and Chief Financial Officer of Optima, Inc., a privately held ophthalmic goods manufacturer and distributor. Prior to that, Ms. DiNota worked as a certified public accountant for Capossela, Cohen, LLC, a regional public accounting firm. Ms. DiNota graduated from Iona College with a BBA in accounting. Ms. DiNota is a certified public accountant qualified in the State of New York and the State of Connecticut.
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
Board Meetings and Committees
The Board of Directors has an Audit Committee, a Compensation Committee and Nominating Committee. During 2005, The Board of Directors met and approved the following charters and policies: Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter, Security Trading Policy and Corporate Ethics and Governance Policy.

During 2005, each Board member attended 75% or more of the aggregate of the meetings of the Board, and of the meetings of the committees on which he or she served, held during the period for which he or she was a member, respectively.
The Audit Committee has reviewed and discussed the audited financial statements with management, and the Audit Committee has discussed with the independent registered accounting firm the matters required to be discussed under SAS 61. Further the Audit Committee has received the written disclosures and the letter from the independent registered accounting firm required in the Independence Standards Board Standard #1 and has discussed with the independent registered accounting firm their independence. Based on the review of the financial statements and discussions with management and the independent registered accounting firm, the audit committee recommended to the Board of Directors that the audited financial statements be included in this annual report. The Audit Committee is comprised of Mike Trinkle and H. M. Busby. Mr. Busby, as former Chief Financial Officer of Planet, serves as the committee’s financial expert.
Code of Conduct and Ethics
Our Board of Directors has adopted a Code of Ethics that applies to all of our Directors, officers and employees. The Code is available in print, without charge, to any stockholder who requests a copy by writing to us at Planet Technologies, Inc., c/o Allergy Control Products, Inc., 96 Danbury Road, Ridgefield, Connecticut 06877, Attention: Investor Relations. Each of our Directors, officers, including our Chief Executive Officer, Chief Financial Officer and all of our other principal executive officers and employees is required to be familiar with the Code of Ethics and to certify compliance annually. There have not been any waivers of the Code of Ethics relating to any of our executive officers or Directors in the past year.
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
To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were filed.
ITEM 10. EXECUTIVE COMPENSATION
Compensation of Directors and Executive Officers
Directors and Executive Officers may be granted options to purchase Common Stock under the Company’s 2000 Stock Incentive Plan (“Plan”). As of August 2005, the Shareholders approved an amendment to the 2000 Incentive Plan to increase the authorized number of shares to 350,000 shares. On August 10, 2005, the Board of Directors approved an increase to the authorized number of shares from 350,000 to 500,000, which is subject to shareholder approval at the next annual shareholders’ meeting.
During 2005, the Board granted stock options to (a) Eric Freedus to purchase 10,500 shares of Planet common stock at an exercise price of $3.00 per share as compensation for serving as a director, (b) Mr. Busby, Mr. Trinkle, Mr. Walsh and Ms. Preston to purchase 10,000 shares each of Planet common stock at an exercise price of $3.00 per share as compensation for serving as a directors, (c) Ms. White to purchase 30,000 shares at an exercise price of $3.00 for serving as an officer of the Company, (d) Mr. Megargel to purchase 30,000 shares at an exercise price of $3.00 per share as compensation for serving as officer of the Company and an additional 18,000 shares at an exercise price of $2.70 per share, (e) Mr. Glenn to purchase 25,000 shares of Planet common stock at an exercise price of $3.00 per share as compensation for serving as an officer of the Company and an additional 74,000 shares at an exercise price of $2.70 per share, (f) Ms. DiNota to purchase 35,000 shares at $2.70 for serving as Chief Financial Officer, and (g) Mr. Steube to purchase 120,000 shares at $2.70 per share for serving as President and CEO of ACP. Some of the options granted to directors and officers were in excess of the shareholder approved Plan limits. Options granted in excess of the Plan limits are subject to the approval of shareholders at the next annual shareholders’ meeting.
Directors are reimbursed for reasonable travel expenses incurred in connection with attendance at Board meetings, or any committee meetings, or otherwise in connection with their service as a director.
Compensation of Executive Officers
The following table sets forth, for the fiscal years ended December 31, 2005, 2004, and 2003 certain compensation awarded or paid to, or earned by the Company’s Executive Officers.

Summary Compensation Table

		Annual Compensation					Long-Term Compensation
							Awards				Payouts
					Other		Restricted	Securities
					Annual		Stock	Underlying			LTIP	All Other
Name and Principal Position	Year	Salary ($)		Bonus ($)	Compensation ($)		Awards ($)	Options/SARs(#)			Payouts ($)	Compensation ($)
Scott Glenn	2005	$1,289		$—	$—		$—		$99,000	(1)	$—	$—
Chairman, Chief Executive	2004	$—		$—	$—		$—		$100,543	(2)	$—	$—
Officer	2003	$—		$—	$—		$—		$—		$—	$—
Edward J. Steube	2005	$73,076	(3)	$—	$—		$—		$120,000	(3)	$—	$—
Chief Executive Officer,	2004	$—		$—	$—		$—		$—		$—	$—
Subsidiary	2003	$—		$—	$—		$—		$—		$—	$—
Bret Megargel	2005	$155,135	(4)	$—	$—		$—		$48,000	(4)	$—	$—
Vice President,	2004	$—		$—	$—		$—		$—		$—	$—
Secretary Until 4/18/06	2003	$—		$—	$—		$—		$—		$—	$—
Francesca DiNota	2005	$43,846	(5)	$—	$—		$—		$35,000	(5)	$—	$—
Chief Financial Officer	2004	$—		$—	$—		$—		$—		$—	$—
Secretary as of 4/18/06	2003	$—		$—	$—		$—		$—		$—	$—
H.M. Busby	2005	$—		$—	$—		$—		$10,500	(6)	$—	$—
Former Chief Executive	2004	$—		$—	$29,630	(8)	$—		$500	(7)	$—	$—
Officer, President and Chief Financial Officer	2003	$—		$—	$31,677	(9)	$—		$—		$—	$—
Robert J. Petcavich	2005	$—		$—	$—		$—		$—		$—	$—
Former Chairman and	2004	$—		$—	$—		$—		$500	(7)	$—	$—
Chief Technical Officer	2003	$—		$—	$47,180	(9)	$—		$—		$—	$—
Richard C. Bernier	2005	$—		$—	$—		$—		$—		$—	$—
Former Chief Executive	2004	$—		$—	$—		$—		$—		$—	$—
Officer and President	2003	$—		$—	$19,125	(9)	$—	$			$—	$—
Leslie White	2005	$29,670	(10)	$—	$—		$—		$30,000	(11)	$—	$—
Former Chief Financial	2004	$52,031	(10)	$—	$—		$—		$—		$—	$—
Officer and Secretary	2003	$51,445	(10)	$—	$—		$—		$—		$—	$—

(1)	Represents options granted January 25, 2005 for 25,000 shares at an exercise price of $3.50 and begin vesting on January 25, 2006. Options granted on August 10, 2005 for 74,000 shares at an exercise price of $2.70 which begin vesting on August 10, 2006 are subject to approval by the shareholders at the next annual meeting.

(2)	Represents options granted on November 30, 2004, with an exercise price of $3.50 per share. 25,136 of the Options granted vested upon grant, with the balance commencing vesting on November 30, 2005.

(3)	Represents compensation paid from date of Merger on August 11, 2005 through December 31, 2005 and stock options granted on August 10, 2005 at an exercise price of $2.70 per share which begin vesting on August 10, 2006, 16,613 of which are in excess of Plan limits and subject to shareholder approval at the next shareholders’ meeting.

(4)	Represents compensation paid to Mr. Megargel as Vice President of Marketing and Business Development and 30,000 options granted January 25, 2005, with an exercise price of $3.00 which are fully vested as of December 31, 2005. Options granted on August 10, 2005 for 18,000 shares, with an exercise price of $2.70 which begin vesting on August 10, 2006 are in excess of current Plan limits and subject to shareholder approval at the next annual meeting.

(5)	Represents compensation from date of Merger on August 11, 2005 through December 31, 2005 and options granted on August 10, 2005, with an exercise price of $2.70 per share which begin vesting on August 10, 2006, all of which are in excess of Plan limits and are subject to shareholder approval at the next shareholders’ meeting.

(6)	Represents options granted November 17, 2004, for compensation as a director.

(7)	Represents options granted January 25, 2005, for compensation as a director.

(8)	Represents consulting fees paid to Mr. Busby for his services in 2004.

(9)	Represents consulting fees paid for their services in 2003.

(10)	Ms. White is employed by Conception Technologies, L.P., a California limited partnership, and for the past three years has devoted approximately fifty percent (50%) of her time to the Allergy Free business (and after December 1, 2004 to the business of Planet Technologies, Inc.) Allergy Free and Planet reimbursed Conception for approximately fifty percent (50%) of the compensation Conception pays to Ms. White as reflected in the table. In 2005, Ms. White resigned as Chief Financial Officer and the table reflects compensation paid to her until her date of resignation on August 31, 2005.

(11)	Represents options granted January 25, 2005, with an exercise price of $3.00.

Stock Option Grants and Exercises
The Company’s Executive Officers are eligible for grants of options under the Company’s 2000 Stock Incentive Plan (“Plan”). As of December 31, 2005, there were no shares available for grant under the Plan, which was expanded by the Board of Directors to 500,000 in August 2005. Grants in excess of Plan limits are subject to approval by the shareholders at the next annual shareholders’ meeting and are not reflected in the following tables.
The following table sets forth information with respect to the number of securities underlying exercised options held by the Executive Officers as of December 31, 2005, and the value of unexercised in-the-money options (i.e., options for which the current market value of the Common Stock underlying such options exceeds the exercise price):

	No. of Securities	Percent of Total	Exercise
	Underlying	Options Granted	Price
Name	Options	to Employees	($/share)	Expiration Date
Scott Glenn	25,000	6.4%	$3.50	January 25, 2015
Chief Executive Officer	74,000	18.8%	$2.70	August 10, 2015
Bret Megargel	30,000	7.6%	$3.00	January 25, 2015
Secretary	18,000	4.6%	$2.70	August 10, 2015
Francesca DiNota	35,000	8.9%	$2.70	August 10, 2015
Chief Financial Officer
Edward J. Steube	120,000	30.5%	$2.00	August 10, 2015
Chief Executive Officer, Subsidiary
Aggregated Option Exercises Last Fiscal Year and Fiscal Year End Option Values

	Shares		Number of Securities		Value of Unexercised In-the-
	Acquired		Underlying Unexercised		Money Options at Fiscal Year
	on	Value	Options at Fiscal Year End (2)}		End ($) (1)
Name	Exercise(#)	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Bret Megargel	-0-	-0-	30,000	—	$0	$—
Scott Glenn	-0-	-0-	27,230	172,313	$0	$22,220
Edward J. Steube	-0-	-0-	—	120,000	$0	$36,000
Francesca DiNota	-0-	-0-	—	35,000	$0	$10,500

(1)	Calculated based on the estimated fair market value of the Company’s Common Stock as of December 31, 2005, less the exercise price payable upon the exercise of such options. Such estimated fair market value as of December 31, 2005, was $3.00, the last transaction price posted at the close of trading on December 31, 2005.

Description of Employee Benefit Plans:
2000 Stock Incentive Plan
In 2000, the Company established a stock option plan, the 2000 Stock Option Plan, which provided for 500,000 shares of common stock for issuance. At the time of the merger with Allergy Free in 2004, the Plan was amended increase the number of shares available to 5,000,000 shares, which were converted to 100,000 shares after the 50:1 stock split. During 2005, the Plan was again amended to increase the number of shares available under the Plan to 350,000. The 2000 Option Plan provides for the discretionary grant of options, stock appreciation rights (“SARs”), and stock bonuses to employees and directors of and consultants to the Company. Options granted under the 2000 Plan may be either “incentive stock options,” as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-statutory stock options.
At December 31, 2005, options granted by the Board Of Directors exceeded Plan authorized shares by 154,113 shares in excess of the Plan limit were granted by the Board of Directors which are subject to Shareholder approval during the next annual Shareholders meeting.
The purpose of the 2000 Stock Option Plan is to attract and retain qualified personnel, to provide additional incentives to employees, officers, directors and consultants of the Company and to promote the success of the Company’s business. Under the Plan, Planet may grant or issue incentive stock options and non-statutory stock options to eligible participants, provided that incentive stock options may only be granted to employees of Planet. The 2000 Stock Option Plan also allows shares of common stock to be issued under a Stock Bonus Program through direct and immediate issuances. Similar to stock options granted under the Plan, stock bonus awards may be subjected to a vesting schedule determined by the Board of Directors. Option grants under the Plan are discretionary. Options granted are subject to vesting as determined by the Board, provided that the option vests as to at least 20% of the shares subject to the option per year. The maximum term of a stock option is ten years, but if the optionee at the time of grant has voting power over more than 10% of the Company’s outstanding capital stock, the maximum term is five years. If an optionee terminates his or her service to Planet, such optionee may exercise only those option shares vested as of the date of termination, and must affect such exercise within the period of time after termination set forth in the optionee’s option. The exercise price of incentive stock options granted must be at least equal to the fair market value of the Common Stock of the Company on the date of grant. The exercise price of options granted to an optionee who owns stock possessing more than 10% of the voting power of Planet’s outstanding capital stock must equal at least 110% of the fair market value of the common stock on the date of grant. Payment of the exercise price may be made in cash, by delivery of other shares of the Company’s common stock or by any other form of legal consideration that may be acceptable to the Board.
401(k) Plan
The Company provides a defined contribution 401(k) savings plan (the “401(k) Plan”) in which all full-time employees of the Company are eligible to participate. Eligible employees are permitted to contribute pre-tax salary to the 401(k) Plan subject to IRS limitations. Company contributions to the 401(k) Plan are at the discretion of the Board of Directors. There have been no Company contributions to the 401(k) Plan in 2005 or 2004.
Employment Agreements and Change in Control Arrangements
The Company has entered into an employment agreement with Scott L. Glenn as President/CEO and Chairman of the Board of the Company for a three-year period, which expires on November 29, 2007. The Company has agreed to pay Mr. Glenn a salary of $100 per month (plus healthcare and other benefits) until it is determined by the Board that the Company can afford to pay compensation comparable to CEOs of other similar companies. In exchange for foregoing a salary, the Company granted to Mr. Glenn stock options exercisable at the then fair market value at such time as may be required to main the aggregate number of stock options granted to Mr. Glenn an amount not less than five (5%) percent of the issued and outstanding stock of the Company (on a fully diluted basis) during his three year term of employment.
During 2005, the Company entered into an employment agreement with the Subsidiary’s President and Chief Executive Officer and director for a four-year period, which expires in 2009. The contract provides for an annual salary of $200,000 (plus healthcare and other benefits) as well as a discretionary bonus for superior performance for exceeding sales, gross profits and profits plans for the year. The Company also granted stock options to acquire 120,000 shares of the Company’s common stock at $2.70 per share with 25% of the options vesting on August 10, 2006, and the balance at the rate of 1/36 th of the balance per month, subject to any acceleration as provided under the Company’s 2000 Stock Option Plan.
In January 2005, the Company agreed to employ Bret Megargel as Vice President of Marketing and Business Development, effective February 1, 2005, at an annualized salary of $96,000. In March 2005, Mr. Megargel’s annual salary was increased to $192,000 and 30,000 shares of stock options at $3.00 with accelerated vesting if certain marketing and development objectives were met by year end. These options became fully vested in December 2005. In December 2005, Mr. Megargel’s compensation was reduced to $100 per month and he was issued 18,000 additional stock options to purchase the Company’s stock at $2.70 per shares under standard vesting as provided by the Company’s 2000 Stock Option Plan.
The Company has entered into a Consulting Agreement with Leslie White to which she retains the 30,000 options granted to her as Chief Financial Officer plus an hourly rate to be determined.

ITEM. 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCK HOLDER MATTERS
Equity Compensation Plan Information

	(a)	(b)	(c)
Number of securities
	Number of	Weighted-	remaining available for
	securities to be	average exercise	future issuance under
	issued upon	price of	equity compensation
	exercise of	outstanding	plans (excluding
	outstanding options,	options, warrants	securities reflected in
Plan category	warrants and rights	and rights	column (a))
Equity compensation plans approved by security holders	343,500	$3.90	None (2)
Equity compensation plans not approved by security holders (1)	154,113	$2.70	N/A

Total	497,613	$3.53	None (2)

(1)	As of April 10, 2006, the Company has granted options exceeding the number of shares authorized by the shareholders under the 2000 Stock Incentive Plan by 154,113 shares. The Board has approved an amendment to the plan to increase the authorized number of shares to 500,000 shares, which will be submitted to the shareholders for approval at the next meeting of shareholders.

(2)	The Company does not have any securities available for issuance under the 2000 Stock Option Plan.
The following table sets forth certain information regarding the ownership of the Company’s Stock as of March 1, 2006 by: (i) each director and nominee for director; (ii) each of the Executive Officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent (5%) of any class of the Company’s Stock, based upon information reported to the Company or publicly available reports filed with the SEC.

		Beneficial Ownership
			Percentage of Class
Title of Class	Name and Address of Beneficial Owner	Number of Shares (1)	Owned (2)
Common	Scott L. Glenn (3)	1,690,807	42.1%
	6402 Cardeno Drive
	La Jolla, CA 92037
Common	Eric B. Freedus (4)	4,138	0.1%
	1202 Ketner Blvd., Ste. 6000
	San Diego, CA 92101
Common	H.M. Busby (5)	5,568	0.1%
	3852 Alameda Place
	San Diego, CA 92103
Common	Michael A. Trinkle (5)	60,267	1.5%
	3495 Via Zara Court
	Fallbrook, CA 92028
Common	Ellen Preston (5)	47,816	1.2%
	1825 Sheridan Avenue
	San Diego, CA 92103
Common	Brett Megarge(6)l	30,000	0.7%
	3912 Alameda Place
	San Diego, CA 92103
Common	All executive officers and directors as a group	1,838,598	45.2%
Common	John Dawson	600,000	15.1%
	Shorehaven Road
	Southport, CT 06855
Common	William and Lisa Barkett	308,456	7.7%
	7544 Eads #F
	La Jolla, CA 92037
Common	Windamere III, LLC (7)	886,000	22.2%
	6402 Cardeno Dr.
	La Jolla, CA 92037
Common	Fog City Fund, LLC	500,000	12.5%
	2100 Green Street, #102
	San Francisco, CA 94123

(1)	This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. These amounts included shares granted under the 2000 Stock Option Plan in excess of Plan limits which are subject to the approval of shareholders at the next annual meeting.

(2)	Percentage ownership is based upon the shares outstanding on April 10, 2006.

(3)	Includes 770,806 shares owned by AF Partners, LLC, which is controlled by Mr. Glenn and 886,000 shares owned by Windamere III, LLC, over which Mr. Glenn shares control (see Note (7) below). Includes options to purchase 34,001 shares which began vesting in 2005. Does not include 74,000 shares which expire on August 10, 2015 and which begin vesting on August 10, 2006.

(4)	Includes vested portion of 500 shares issuable upon exercise of stock options which expire on January 18, 2015, and which began vesting on January 18, 2006 and 10,000 shares issuable upon exercise of stock options which expire on January 25, 2015, and which began vesting on January 25, 2006.

(5)	Includes vested portion of 10,000 shares issuable upon exercise of stock options which expire on January 25, 2015, which began vesting on January 25, 2006.

(6)	Includes 30,000 options granted on January 25, 2005 which became fully vested on December 31, 2005. Does not include 18,000 options granted on August 10, 2005 which begin vesting on August 10, 2006 and are subject to shareholders approval at the next shareholders’ meeting.

(7)	Windamere III, LLC, is under the joint control of Mr. Glenn and St. Paul Traveler’s Companies, Inc., its affiliates Split-Rock Partners, LLC, and St. Paul Fire and Marine Insurance Company, whose business address is 385 Washington Street, St. Paul, Minnesota 55102.
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
Windamere III, LLC acquired 586,000 common stock shares in the Company which increased its holding in the Company to 22.2% of the outstanding shares. Fog City Fund, LLC acquired 500,000 common stock shares in the Company. With this acquisition, Fog City now owns 12.5% of the Company’s common stock.

During 2005, the Company sublet their California office space from a related party in the amount of $109,554.
ITEM 13. EXHIBITS.
(a) 1. Financial Statements. Financial statements are attached as the Appendix to this report. The index to the financial statements is found on page F-1 of the Appendix.
      2. Exhibits.

Exhibit Number	Description.
2.1(8)	Asset Purchase Agreement dated March 18, 2004, between the Company and Allergy Free.

2.2(12)	Amendments to Asset Purchase Agreement dated March 18, 2004.

2.3(14)	Form of Agreement and Plan of Merger dated March 7, 2005, with Allergy Control Products and Jonathon T. Dawson.

3.1(1)	Restated Articles of Incorporation of the Registrant.

3.2(1)	Restated Bylaws of the Registrant.

3.3(11)	Certificate of Amendment of Articles of Incorporation of Company dated November 30, 2004.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2(1)	Specimen Stock Certificate.

10.1(1)	Form of Indemnity Agreement entered into between the Registrant and certain of its executive officers and directors.

10.5(1)	Agreement to Assign Proprietary Rights between the Registrant and Dr. Robert J. Petcavich.

10.8(3)	Registrants 2000 Stock Incentive Plan (the “2000 Plan).

10.9(3)	Form of Incentive Stock Option Grant under the 2000 Plan.

10.10(3)	Form of Non-statutory Stock Option Grant under the 2000 Plan.

10.11(5)	Warrant to purchase Common Stock, March 20, 2001, issued by the Registrant to LBC Capital Resources, Inc.

10.12(6)	Form of Sale and License Agreement dated March 2003 with Agway, Inc. (animal feed products).

10.13(6)	Form of Sale and License Agreement dated March 2003 with Agway, Inc. (fruit and vegetable products).

10.14(6)	Form of First Amendment to License Agreement with Agway, Inc.

10.16(6)(7)	Form of Purchase Sale and License Agreement dated May 1, 2003, with Ryer Enterprises, LLC.

Exhibit Number	Description.
10.17(9)	Form of Amendment dated January 31, 2004, to Purchase, Sale and License Agreement with Ryer Enterprises, LLC.

10.18(10)	Form of Royalty Contract dated on or about June 2004 with Ryer, Inc.

10.19(13)	Form of Employment Agreement with Scott Glenn.

10.20(13)	Form of subscription agreement for 2004 private placement.

10.22 (14)	Form of Sub-Lease Agreement dated November 1, 2003, with Conception Technologies, L.P.

10.23 (14)	Form of License Agreement dated January 1, 1997, and amendments thereto, with Rick L. Chapman.

10.24 (14)	Form of Supply Agreement dated January 27, 2004, with American Metal Filter Company.

10.25 (14)	Form of Royalty Liquidation Trust dated as of November 29, 2004, with U.S. Bank.

10.26 (14)	Form of employment agreement effective February 1, 2005, with Bret Megargel

10.27(15)	Form of employment agreement effective August 2005, with Edward Steube

10.28	Form of employment agreement effective October 1, 2005, with Tina Mendoza

10.29	Form of agreement effective August 2005, with Crystal Research.

11.1(2)(4)	Statement of Computation of Common and Common Equivalent Shares.

14.1 (14)	Code of Business Conduct and Ethics.

23.1 (15)	Consent of J.H. Cohn LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form SB-2, as amended (No. 33-91984 LA) and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended December 31, 1999 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-38500) filed on June 2, 2000 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.

(5)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.

(6)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended December 31, 2002 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.

(8)	Previously filed as an exhibit to the Registrant’s Form 8K filed March 23, 2004 Report.

(9)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the quarter ended December 31, 2003.

(10)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

(11)	Previously filed as an exhibit to the Registrant’s Form 8K filed December 16, 2004 Report.

(12)	Previously filed as an exhibit to Registrant’s Proxy Statement dated October 20, 2004.

(13)	Previously filed as an exhibit to Registrant’s SB-2 dated February 4, 2005.

(14)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the quarter ended December 31, 2004.

(15)	Previously filed as an exhibit to the Registrant’s SB-2/A dated October 12, 2005.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
For professional services rendered by the independent registered public accounting firm for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-QSB. The aggregate fees billed or to be billed by the Company’s independent registered public accounting firm, J.H. Cohn LLP, for 2005 and 2004 were $175,930 and $34,300, respectively.
Audit Related Fees
The aggregate fees billed in 2005 and 2004 by the Company’s independent registered public accounting firm for assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of the Company’s financial statements are in the amount of $8,500 and $10,660, respectively.
Tax Fees
No fees were billed in 2005 and 2004 by the Company’s independent registered public accounting firm for tax compliance, tax advice and tax planning.
All Other Fees
No fees were billed in 2005 and 2004 by the Company’s independent registered public accounting firm for any other services, other than Audit Fees and Audit Related Fees.

SIGNATURES
In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANET TECHNOLOGIES, INC.

Dated May 11, 2006	By: /s/ Scott L. Glenn

Scott L. Glenn
Chief Executive Officer

Dated May 11, 2006	By: /s/ Francesca DiNota

Francesca DiNota
Chief Financial Officer and Principal Accounting Officer
In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ellen Preston Ellen Preston	Director	May 11, 2006

/s/ H. M. Busby H. M. Busby	Director	May 11, 2006

/s/ Michael Trinkle Michael Trinkle	Director	May 11, 2006

/s/ Eric Freedus Eric Freedus	Director	May 11, 2006

/s/ Mike Walsh Mike Walsh	Director	May 11, 2006

/s/ Ed Seube Ed Steube	Director	May 11, 2006

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Planet Technologies, Inc.
We have audited the accompanying consolidated balance sheet of Planet Technologies, Inc. and Subsidiary as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity (deficiency) and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Planet Technologies, Inc. as of December 31, 2005, and their results of operations and cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has experienced recurring net losses resulting in an accumulated deficit of $5,210,891 as of December 31, 2005. In addition, the Company has a working capital deficiency of $303,717 as of December 31, 2005. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ J.H. Cohn LLP
Jericho, New York
April 11, 2006

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$436,844
Accounts receivable, less allowance for doubtful accounts of $4,311	274,727
Inventory, net	577,332
Other current assets	115,560

Total current assets	1,404,463

Property and equipment, net	70,756
Intangibles, net	1,441,904
Goodwill	1,363,025

Total	$4,280,148

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,153,831
Accrued expenses	349,344
Derivative liability	118,282
Accrued warrant liability	67,500
Current portion of note and capital lease	19,223

Total current liabilities	1,708,180
Convertible note payable to shareholder	81,606

Total liabilities	1,789,786

Commitments

Shareholders’ equity:
Preferred stock, no par value, 4,250,000 shares authorized, no shares issued or outstanding	—
Series A convertible preferred stock, no par value, 750,000 shares authorized, no shares issued or outstanding	—
Common stock, no par value, 20,000,000 shares authorized, 3,986,368 shares issued and outstanding	7,693,296
Additional paid-in capital	7,957
Accumulated deficit	(5,210,891)

Total shareholders’ equity	2,490,362

Total	$4,280,148

See notes to consolidated financial statements.

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Net sales	$3,923,498	$1,180,382
Cost of sales	2,205,079	407,811

Gross profit	1,718,419	772,571

Operating expenses:
Selling	1,081,233	597,575
General and administrative	2,001,803	701,237

Totals	3,083,036	1,298,812

Loss from operations	(1,364,617)	(526,241)

Other income (expense):
(Loss) gain on sale of assets	(47,414)	899
Other expenses	—	(50,543)
Interest expense	(14,558)	(197,673)
Charge for change in derivative liability	(81,606)	—

Totals	(143,578)	(247,317)

Net loss	$(1,508,195)	$(773,558)

Net loss per share, basic and diluted	$(0.52)	$(0.46)

Weighted average shares used in computing net loss per share attributable to common shareholders, basic and diluted	2,902,613	1,687,270

See notes to consolidated financial statements.

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Beginning, January 1, 2004	1,655,670	$2,310,885		$(2,929,138)	$(618,253)
Common stock issued in association with the reverse acquisition, at $1.39 per share	130,691	182,411			182,411
Issuance of common stock for cash, at $2.50 per share	258,000	645,000			645,000
Common stock issued for services rendered, at $2.50 per share	24,000	60,000			60,000

Net loss				(773,558)	(773,558)

Balance at December 31, 2004	2,068,361	3,198,296		(3,702,696)	(504,400)

Issuance of common stock for cash, at $2.50 per share	1,318,007	3,295,000			3,295,000
Issuance of common stock for investment in ACP, at $2.00 per share	600,000	1,200,000			1,200,000
Fair value of stock options issued to non-employees for services at $2.71 per share			$7,957		7,957
Net loss				(1,508,195)	(1,508,195)

Balance at December 31, 2005	3,986,368	$7,693,296	$7,957	$(5,210,891)	$2,490,362

See notes to consolidated financial statements.

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Operating activities:
Net loss	$(1,508,195)	$(773,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	183,288	82,763
Non — cash charge for change in derivative liability	81,606	—
Non — cash charge for change in accrued warrant liability	67,500	—
Loss (gain) on disposal of assets	47,414	(899)
Issuance of stock for services	—	60,000
Issuance of options at fair value for services	7,957	—
Changes in operating assets and liabilities, net of effects from purchase of ACP:
Accounts receivable	(162,032)	3,682
Other assets	(24,311)	65,128
Inventory	280,313	(9,763)
Interest payable	(8,543)	180,567
Accounts payable	48,533	(120,965)
Accrued expenses	(316,973)	77,212

Net cash used in operating activities	(1,303,443)	(435,833)

Investing activities:
Cost of acquiring company, net of cash acquired	(1,581,427)	—
Purchase of property and equipment	(25,794)	—
Proceeds from sale of property and equipment	—	2,363

Net cash (used in) provided by investing activities	(1,607,221)	2,363

Financing activities:
(Repayment to) advance from related party	(185,000)	120,000
Principal payment on notes payable	(137,415)	(205,069)
Principal payments on notes payable to shareholder	—	(21,543)
Proceeds from issuance of investors’ notes payable	—	142,000
Proceeds from stock sales	3,295,000	645,000

Net cash provided by financing activities	2,972,585	680,388

Net increase in cash and cash equivalents	61,921	246,918
Cash and cash equivalents, beginning of year	374,923	128,005

Cash and cash equivalents, end of year	$436,844	$374,923

Supplemental disclosure of cash flow data:
Interest paid	$14,558	$17,175

Non-cash transactions:
Common stock issued in connection with acquisition	$1,200,000

Fair value of derivative liability related to convertible debt	$252,757

Common stock issued in connection with reverse acquisition		$182,411

See notes to consolidated financial statements.

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — The Company:
Planet Technologies, Inc. (“Planet” or the “Company”) formerly known as Planet Polymer Technologies, Inc. (“Planet Polymer”) was incorporated in August, 1991, in the State of California, and, since August 12, 2005, has been engaged in the business of designing, manufacturing, selling and distributing common products for use by allergy sensitive persons, including, without limitation, air filters, bedding, room air cleaners, and related allergen avoidance products. The business strategy is primarily based upon promotion of products directly to the consumer through direct mail and telemarketing to the Company’s database of customers who have purchased the Allergy Free Electrostatic Filter.
On November 30, 2004, Planet acquired the business of Allergy Free, LLC (“Allergy”) for approximately 1.65 million shares of Planet stock (after giving effect to a 50:1 reverse stock split), a convertible note of $274,300 bearing interest at 5.5% per annum and due and payable within three years, and assumption of debt. As a result, Allergy owned approximately 92.7% of the voting shares of Planet. Since the stockholders of Allergy received the majority of the voting shares of Planet, the former managing member of Allergy continued on as the president of the Company, and representatives of Allergy hold three of the five seats on the Company’s Board of Directors, the merger was accounted for as a recapitalization of Allergy, whereby Allergy was the accounting acquirer (legal acquiree) and Planet was the accounting acquiree (legal acquirer). Since, at the closing, Planet was a non-operating shell corporation no longer meeting the definition of a business as defined in EITF Consensus 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”, the transaction was equivalent to Allergy issuing stock for the net liabilities of Planet, accompanied by a recapitalization. The accounting was identical to that resulting from a reverse acquisition, except that there were no adjustments to the historic carrying values of the assets and liabilities. Accordingly, the 2004 accompanying statements of operations and cash flows are the historical financial statements of Allergy Free.
Prior to acquiring Allergy, Planet Polymer was an advanced materials company that developed and licensed unique polymer materials. All operations related to Planet Polymer have been discontinued.
On August 11, 2005, Planet acquired Allergy Control Products, Inc. (“ACP”). ACP merged into a wholly-owned subsidiary of Planet (“New ACP”). The subsidiary will continue to use the name “Allergy Control Products”. Effective August 11, 2005, Planet assigned all of the Allergy assets to its wholly-owned subsidiary, New ACP. Pursuant to the terms of the merger transaction, the shareholder of ACP was issued 600,000 shares of Planet common stock. In addition, ACP’s debt to its shareholder in the amount of $1,500,000 was paid in full by Planet (see Note 15 herein).
Note 2 — Summary of significant accounting policies:
Basis of presentation:
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Successful transition to profitable operations is dependent upon obtaining a level of sales adequate to support the Company’s cost structure. The Company has suffered recurring losses resulting in an accumulated deficit of $5,210,891 and a working capital deficiency of $303,717 as of December 31, 2005. Management intends to continue to finance the operations of the Company through cash flow from operations and by raising additional capital from the sale of its stock. However, there can be no assurance that the Company will be able to obtain such financing or internally generate cash flows from operations, which may impact the Company’s ability to continue as a going concern. The accompanying consolidated balance sheet does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the potential inability of the Company to continue as a going concern.

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 — Summary of significant accounting policies (continued):
Principles of Consolidation:
The consolidated financial statements include Planet Technologies, Inc. and its wholly owned subsidiary, Allergy Control Products, Inc. All intercompany transactions and balances have been eliminated in consolidation.
Use of estimates:
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include provisions for bad debts, warranty reserve, depreciable/amortizable lives, impairment of long-lived assets, accounting for goodwill and intangible assets, the fair value of the Company’s common stock, the fair value of options issued for services, the allocation of proceeds from the bridge loans to equity instruments and other reserves. Because of the uncertainly in such estimates, actual results may differ from these estimates.
Reclassification:
Certain reclassifications have been made in the 2004 consolidated financial statements to conform with the 2005 presentation.
Cash and cash equivalents and concentration of credit risk:
The Company maintains its cash in bank deposit accounts at various financial institutions. Highly-liquid investments with original maturities of three months or less when purchased are considered to be cash equivalents. As of December 31, 2005, the Company had a cash balance that exceeded the Federal Deposit Insurance Corporation limitation for coverage of $100,000 by approximately $296,000.
Inventory:
Inventory consists of finished products which are purchased from established vendors, and raw material which is maintained for manufacturing of its mattress encasings. Inventory is stated at the lower of cost, determined by the First-In, First-Out method, or market. Inventory is reduced by provisions for excess and slow moving items commensurate with known or estimated exposures.
Property and equipment:
Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from two to ten years. Leasehold improvements are amortized over the shorter of their useful lives or the term of the related lease.

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 — Summary of significant accounting policies (continued):
Goodwill and Other Intangibles Assets:
Goodwill represents the excess of cost over fair value of net assets acquired through acquisition. In accordance with SFAS No. 141, “Business Combination”, (“SFAS 141”), all business combinations must be accounted for under the purchase method of accounting. SFAS No. 142, “Goodwill and Other Intangibles Assets”, eliminates the amortization of goodwill and certain other intangible assets and requires an evaluation of impairment by applying a fair-value based test. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the Company, the useful life over which cash flows will occur, and determination of the Company’s cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment. There were no changes in the carrying amount of goodwill at December 31, 2005.
Other intangible assets include a customer list and website costs which are amortized, on a straight-line basis, over 6 and 3 years, respectively. The Company follows the impairment provisions and disclosure requires of SFAS No. 142. Accordingly, intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no changes in the carrying amount of the intangibles at December 31, 2005.
Stock-based compensation:
Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, provides for the use of a fair value-based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. The Company has elected to account for employee stock options using the intrinsic value method under APB 25. By making that election, it is required by SFAS 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” to provide pro forma disclosures of net loss as if a fair value-based method of accounting had been applied.
During 2005 and 2004, the Company granted options to its employees and Board of Directors at the fair value of the common stock. Options expire 10 years from the date of grant. Management expects options to be held to expiration. The weighted-average fair value of these options using the Black-Scholes option-pricing model was as follows:

	2005	2004
Volatility	176-221%	223-227%
Dividend yield	—	—
Risk free interest rate	4.02-4.40%	4.27%
Vesting period	4 years	4 years
Expected life	10 years	10 years
Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value method at the grant dates for awards under the Company’s plans, the Company’s net loss and net loss per share for 2005 and 2004 would have been increased to the pro forma amounts indicated below.

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 — Summary of significant accounting policies (continued):
Stock-based compensation (concluded):

	2005		2004
		Loss per Share		Loss per Share
		- Basic and		- Basic and
	Net Loss	Diluted	Net Loss	Diluted
As reported	$(1,508,195)	$(0.52)	$(773,558)	$(0.46)
Stock-based compensation expense assuming a fair value-based method had been used for all awards	(278,000)	(0.10)	(95,306)	(0.06)

Pro forma	$(1,786,195)	$(0.62)	$(868,864)	$(0.52)

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
During 2005, the Board of Directors granted 154,113 options in excess of the shareholder authorized 2000 Stock Option Plan limit of 350,000 shares. As such, these options are subject to shareholder approval at the next shareholders’ meeting and have been excluded from the calculation above. Had these options been approved on December 31, 2005 the fair value of these additional options would have been $50,226, resulting in an additional $.02 loss per share, basic and diluted.
At December 31, 2005, compensation expense related to the unvested portion of stock options outstanding totaled $1,050,942, which will be recorded in future periods.
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
The Company has excluded all convertible preferred stock and outstanding stock options and warrants from the calculation of diluted loss per share because all such securities are considered anti-dilutive. Accordingly, diluted loss per share equals basic loss per share. The total number of potential common shares excluded from the calculation of diluted loss per share for the years ended December 31, 2005 and 2004 was 343,500 and 468,494, respectively.
Advertising:
The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were $26,232 and $57,139 in 2005 and 2004, respectively.

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 — Summary of significant accounting policies (concluded):
Revenue recognition:
The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”) as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”, revised and updated (“SAB No. 104”), which stipulates that revenue generally is realized or realizable and earned, once persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. The Company recognizes revenue from product sales upon shipment of goods, with a provision for estimated returns recorded at that time. In addition, a provision for potential warranty claims is provided for at the time of sale, based upon warranty terms and the Company’s prior experience.
Shipping and handling costs:
The Company expenses shipping and handling costs as incurred as part of cost of sales. Shipping and handling revenue is included in net sales.
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
401(k) plan:
The Company provides a defined contribution 401(k) savings plan (the “401(k) Plan”) in which all full-time employees of the Company are eligible to participate. Eligible employees may contribute pre-tax amounts to the 401(k) Plan subject to the Internal Revenue Code limitations. Company contributions to the 401(k) Plan are at the discretion of the Board of Directors. There were no Company contributions in 2005 and 2004.
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

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 — Inventory:
Inventory as of December 31, 2005 consists of the following:

Raw materials	$256,413
Finished goods	411,644

Total	668,057
Less reserve for obsolescence	90,725

Total	$577,332

Note 4 — Property and equipment:
Property and equipment as of December 31, 2005 consists of the following:

Furniture and fixtures	$28,042
Transportation equipment	16,761
Computer equipment	135,357

Total	180,160
Less accumulated depreciation and amortization	(109,404)

Total	$70,756

Note 5 — Intangibles
With the acquisition of ACP, the Company acquired significant intangibles in the form of a customer list and website in the amounts of $1,500,000 and $45,000. The values of the intangibles are amortized on a straight-line basis over 6 and 3 years, respectively. The accumulated amortization on the intangibles as of December 31, 2005 was $103,096.
Estimated amortization expense for each of the years in the five-year period ending December 31, 2010 and thereafter are:

Years ending December 31,
2006	$265,000
2007	265,000
2008	259,164
2009	250,000
2010	250,000
Thereafter	152,740

Total	$1,441,904

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6 — Warranty reserve:
The Company accrues an estimate of its exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The air filters produced and sold by the Company carry a ten-year warranty. Additionally, the Company has warranties on its encasing products which vary from five years to lifetime. The warranty policies for the encasings have varied over the years and the reserve reflects coverage for sales from 1993 through the current period. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. The warranty liability is included in accrued expenses in the accompanying consolidated balance sheet. As of December 31, 2005, the warranty accrual was $290,517. The majority of the warranty accrual relates to products that were sold by ACP prior to the acquisition in August of 2005. Changes in the Company’s warranty liability were as follows:

	2005	2004
Warranty accrual, beginning of year	$130,961	$130,961
Warranties issued during the year	(5,173)	296
Acquired warranty accrual	149,427	—
Increase (decrease) to warranty accrual	15,302	(296)

Totals	$290,517	$130,961

Note 7 — Convertible notes payable to shareholder:
As of December 31, 2005, the Company has a subordinated convertible note payable to a shareholder. The uncollateralized note payable is due on December 1, 2007; however, the Company intends to pay down the note payable with monthly principal and interest payments of $12,085 until full satisfaction of the note payable in October 2006. Interest is due quarterly. At any time, the holder of the note may, at its sole and exclusive option, convert all or any part of the principal and accrued interest outstanding into shares of common stock at a conversion price of $2.50 per share by giving written notice to the Company specifying the amount of note principal and/or accrued interest to be converted at a price per share of common stock equal to the fair value.
The Company has determined that the embedded conversion feature of the note payable to the shareholder is subject to the provisions of SFAS No. 133 and therefore the Company accounted for the embedded conversion feature as a liability in accordance with the guidance of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19”). Accordingly the Company recorded the fair value of the embedded conversion portion of the note as a derivative liability. The associated derivative liability for the conversion feature of the debt has been valued at fair value using the Black-Scholes pricing model. As of January 1, 2005, the fair value of the liability was $252,757, which is being amortized over the term of the note. Through December 31, 2005, the Company recorded a charge for derivative financial instruments of $81,606 related to the change in the fair value of the embedded conversion feature.

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8 — Warrant Liability:
During 2005, the Company entered into an agreement with Crystal Research to prepare a Market Study. In exchange for the Study, Crystal Research received $30,000 and 25,000 warrants. As the warrants have not been issued as of December 31, 2005, the Company valued the warrants using the Black-Scholes pricing model using the following assumptions; (1) common stock fair value of $2.70 (2) expected volatility of 221%, (3) risk free interest rate of 4.40%, (4) life of 4 years, (5) no dividend, resulting in a fair value of $67,500, which was recorded as a warrant liability at December 31, 2005. Upon issuance of the warrants, the warrant liability will be reclassified to additional paid-in capital.
Note 9 — Income taxes:
The differences between income tax benefit provided at the Company’s effective rate and the federal statutory rate (34%) at December 31, 2005 and 2004 are as follows:

	2005	2004
Income tax benefit at statutory rate	$(513,000)	$(263,010)
State taxes, net of Federal benefit	(82,000)	(46,413)
Other	(1,000)	69,000
Increase in valuation allowance	596,000	240,423

Total	$—	$—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) at December 31, 2005 and 2004 are as follows:

	2005	2004
Net operating loss carryforwards	$703,000	$4,636,000
Product warranty reserve	116,000	52,000
Intangibles	(577,000)	—
Tax credit carryforwards	—	142,000
Other reserves	65,000	33,000
Less: valuation allowances	(307,000)	(4,863,000)

Net deferred tax assets	$—	$—

As the ultimate realization of the potential benefits of the Company’s net operating loss carryforwards is considered unlikely by management, the Company has offset the deferred tax assets attributable to those potential benefits through a valuation allowance in 2005 and 2004 and, accordingly, the Company did not recognize any benefit from income taxes in the accompanying consolidated statement of operations.
At December 31, 2005 and 2004, the Company had federal and state net operating loss carryforwards of approximately $1,765,000 each, after application of the Section 382 “Change of Ownership” limitation. The federal tax loss will begin to expire in calendar year 2011, while the state tax loss carryforwards will expire through 2014.

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9 — Income taxes (concluded):
During 2004, as a result of the reorganization and acquisition of Allergy Free LLC assets and business operations, the Company experienced a change of ownership event as defined in Section 382 of the IRS Code. Accordingly, utilization of the net operating loss carryforwards and credits will be subject to substantial annual limitation due to the ownership change limitations provided by the IRS Code of 1986, as amended, and similar state provisions. The annual limitation will result in the expiration of the net operating losses and credits before utilization.
The acquisition of the Subsidiary qualified as a Section 368(a) of the IRS Code reorganization which resulted in a tax-free transaction between the parties. As assets and liabilities are recorded at fair value for financial statement purposes, non taxable business combinations generally give rise to differences between the assigned values for financial statement purposes and the tax basis of assets and liabilities, and therefore, result in the recognition of deferred tax assets and liabilities at the acquisition date.
Note 10 — Shareholders’ equity:
Warrants:
At December 31, 2005, warrants to purchase 1,000 shares of the Company’s common stock at an exercise price of $208.125 per share were outstanding. The warrants expire in 2006.
All of the warrants outstanding are exercisable. All per share rights and benefits are subject to anti-dilution and other adjustments upon the occurrence of certain events.
Options:
In 2000, the Company established a stock option plan, the 2000 Stock Option Plan (“Plan”), which provided for 500,000 shares of common stock for issuance. At the time of the merger with Allergy Free in 2004, the Plan was amended to increase the number of shares available to 5,000,000 shares, which were converted to 100,000 shares after the 50:1 stock split. During 2005, the Plan was again amended to increase the number of shares available under the Plan to 350,000. The Plan provides for the discretionary grant of options, stock appreciation rights (“SARs”), and stock bonuses to employees and directors of and consultants to the Company. Options granted under the Plan may be either “incentive stock options,” as defined in Section 422 of the IRS Code of 1986, as amended, or non-statutory stock options.
Under the Plan, the terms of stock options granted are determined by the Board of Directors. Stock options may be granted for periods of up to ten years at a price per share not less than the fair market value of the Company’s common stock at the date of grant for incentive stock options and not less than 85% of the fair market value of the Company’s common stock at the date of grant for non-statutory stock options. In the case of stock options granted to employees, directors or consultants who, at the time of grant of such options, own more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair market value of the Company’s common stock at the date of grant. Additionally, the term of stock option grants is limited to five years if the grantee owns in excess of 10% of the voting power of all classes of stock of the Company at the time of grant. The vesting provisions of individual options may vary but in each case will provide for vesting of at least 20% per year of the total number of shares subject to the option.

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10 — Shareholders’ equity (concluded):
Stock Options:
A summary of stock option activity during for 2005 and 2004 follows:

	2005		2004
	Underlying	Weighted Avg	Underlying	Weighted Avg
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of year	105,413	$4.40	15,670	$40.82
Granted	238,887	2.96	102,543	3.48
Exercised	—	—	(7,500)	4.03
Forfeited/expired	(1,800)	22.50	(5,300)	94.81

Outstanding, end of year	342,500	$3.30	105,413	$4.40

The weighted average fair value of options granted was $2.90 and $3.48 for the years ended December 31, 2005 and 2004, respectively. The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Exercise Price or	Number of	Contractual Live	Average	Number of	Average
Price Range	Shares	(years)	Exercise Price	Shares	Exercise Price
$2.50 to $3.50	341,680	9.20	$3.12	60,300	$3.19
$22.50	360	5.35	22.50	360	22.50
$125.00	460	4.33	125.00	460	125.00

	342,500	9.19	3.30	61,120	$4.22

At December 31, 2005, there were no shares of the Company’s common stock available for future grant under the 2000 Stock Option Plan and the Board of Directors granted 154,113 options in excess of the shareholder authorized 2000 Stock Option Plan limit of 350,000 shares. As such, these options are subject to shareholder approval at the next shareholders’ meeting and have been excluded from the total options outstanding and options exercisable calculations above.
Issuance of Common Stock for Cash
On or about August 1, 2005, the Company completed a private placement of 1,106,000 shares of common stock at a price of $2.50 per share, for a total cash amount of $2,765,000. Additionally, the Company had issued 212,007 shares at various dates for additional cash proceeds of $530,000.
Note 11 — Operating leases:
The Company leases its office and warehouse facility under a non-cancelable operating lease expiring in October 2007. The lease requires the Company to pay property taxes and maintenance charges. The Company also leases a vehicle and office equipment under non-cancelable operating leases that expire through January 2010. Total rent expense for all operating leases was $204,507 and $163,991 in 2005 and 2004, respectively.

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11 — Operating leases (concluded):
Future minimum lease payments on these leases are:

Years ending December 31,
2006	$199,240
2007	149,198
2008	11,666
2009	9,972
2010	831

Total	$370,907

During 2005, the Company sublet the California office space from a related party. Total rent expense was $109,554 and $163,991 in 2005 and 2004, respectively.
Note 12 — Commitments:
License agreements:
The Company has a license agreement with a third party for use of its design to manufacture air filters. The license agreement provides for royalty payments based on a percentage of net sales of certain products. The term of the license agreement is the longer of (i) the life of the licensed patent or (ii) ten years from date of first commercial sale of the product, or January 1, 1997. Royalty expenses under the license agreement was $3,958 and $12,128 in 2005 and 2004, respectively.
Employment contracts:
During 2005, the Company entered into an employment agreement with ACP’s’ President and Chief Executive Officer for a four-year period, which expires in 2009. The contract provides for an annual salary of $200,000 (plus healthcare and other benefits). The Company also granted stock options to acquire 120,000 shares of the Company’s common stock at $2.70 per share with 25%, of the options vesting on August 10, 2006, and the balance at the rate of 1/36th of the balance per month, subject to any acceleration as provided under the Company’s 2000 Stock Option Plan.
The Company entered into an employment contract with Bret Megargel to serve as Vice President of Marketing and Business Development in February 2005, with an annual compensation of $192,000 and 30,000 shares of stock options at $3.00 with accelerated vesting if certain marketing and development objectives were met by year end. These options became fully vested in December 2005. In December 2005, Mr. Megargel’s compensation was reduced to $100 per month and he was issued 18,000 additional stock options to purchase the Company’s stock at $2.70 per shares under standard vesting as provided by the Company’s 2000 Stock Option Plan.
The Company also entered into a contract for a one year period with Tina Mendoza, the Company’s Outbound Calling Sales Manager, for an annual salary of $62,000, reimbursement of relocation expenses, housing allowance, healthcare and other benefits, plus $25,000 bonus after six months and another $25,000 bonus if Ms. Mendoza completes one year of service. In addition, Ms. Mendoza was granted 10,000 stock options of which 50% would become vested upon completion of six months of service. If Ms. Mendoza completes the remaining six months of service, the other 5,000 options would also become fully vested. If Ms. Mendoza leaves the Company after six months of service, the remaining options would vest in the normal vesting period. The contract requires Ms. Mendoza to set up an Outbound calling center at the new corporate offices in Connecticut.
Note 13 — Related party transactions:
During 2004, the Company received advances from a related party, which bear interest at 5.5% per annum with no fixed repayment terms. In 2005, the Company repaid the total outstanding advances in the amount of $185,000.

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14-— Purchases from significant vendors:
During 2005 and 2004, the Company made purchases from two significant vendors that each accounted for more that 10% of total purchases. Purchases from these vendors accounted for approximately 33% and 54% of total purchases in 2005 and 2004, respectively.
Note 15-— Acquisition:
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
The business combination was accounted for under the purchase accounting method, with Planet as the accounting acquirer, as defined by SFAS 141. In accordance with SFAS 141, Planet allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. In accordance with SFAS 141 and EITF Consensuses 95-19 and 99-12, the value of the shares of Planet’s common stock issued totaling $1,200,000 is based on the average market price of $2.00 for two days before and after the two companies reached agreement on the purchase price and the proposed transaction was announced. The total purchase price was $2,849,937, comprising of the $1,500,000 cash payment to Mr. Dawson, $1,200,000 of common stock issued and $149,937 in acquisition costs.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$1,085,910
Equipment and improvements	71,498
Customer list	1,500,000
Website costs	45,000
Goodwill	1,363,025

Total assets acquired	4,065,433

Current liabilities	(1,193,332)
Long-term debt	(22,164)

Total liabilities assumed	(1,215,496)

Net assets acquired	$2,849,937

The Company does not expect to deduct goodwill for tax purposes. The results of operations for the Company include the results of operations of ACP from August 12, 2005, the date of acquisition. The proforma operating results if the merger had been completed at the beginning of the periods is presented below.

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15-— Acquisition (concluded):
Included in the proforma operating results for the year ended December 31, 2005 are non-recurring expenses of $500,000 for termination benefits for a former ACP officer as well as approximately $100,000 in legal and accounting fees related to the merger.
The proforma information is as follows:

	Year ended December 31,
	2005	2004
Sales	$8,671,686	$8,895,035

Net loss	$(2,311,356)	$(1,091,491)

Net loss per share, basic and diluted	$(0.71)	$(0.48)