Form 10QSB
period 2006-03-31
PLANET TECHNOLOGIES, INC
filed 2006-05-22
CIK 896861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(MARK ONE)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2006

☐	TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
Commission File Number: 0-26804
PLANET TECHNOLOGIES, INC.
(Formerly Planet Polymer Technologies, Inc.)

(Exact name of small business issuer as specified in its character)

CALIFORNIA	33-0502606

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

96 Danbury Road, Ridgefield, Connecticut	06877

(Address of principal executive offices)	(Zip Code)
(800) 255-3749

(Issuer’s telephone number, including area code)
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES      ☐ NO
Check whether the issuer is a shell company as defined in Regulation 12b-2 of the Exchange Act. ☐ YES      ☑ NO
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 15, 2006

Common Stock, no par value	3,986,368

PART 1 — FINANCIAL INFORMATION
PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$307,314	$436,844
Accounts receivable, less allowance for doubtful accounts of $4,311	285,501	274,727
Inventory, net	621,203	577,332
Other current assets	147,420	115,560

Total current assets	1,361,438	1,404,463

Equipment and improvements, net	54,659	70,756
Intangibles, net	1,375,654	1,441,904
Goodwill	1,363,025	1,363,025

Totals	$4,154,776	$4,280,148

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of note and capital lease	$17,310	$19,223
Accounts payable and accrued expenses	1,711,646	1,503,175
Derivative liability	83,495	118,282
Accrued warrant liability	47,602	67,500

Total current liabilities	1,860,053	1,708,180

Convertible notes payable to shareholder, net of current portion	83,494	81,606

Total liabilities	1,943,547	1,789,786

Commitments

	—	—
Shareholders’ equity:
Preferred stock, no par value, 4,250,000 shares authorized, no shares issued or outstanding	—	—
Series A convertible preferred stock, no par value, 750,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 3,986,368 shares issued and outstanding	7,693,296	7,693,296
Additional paid-in capital	66,420	7,957
Accumulated deficit	(5,548,487)	(5,210,891)

Total shareholders’ equity	2,211,229	2,490,362

Totals	$4,154,776	$4,280,148

See notes to unaudited condensed consolidated financial statements

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2006	2005
Sales	$2,317,828	$221,526
Cost of sales	1,385,931	75,505

Gross profit	931,897	146,021

Operating expenses:
Selling	369,053	161,194
General and administrative	895,047	218,985

Total operating expenses	1,264,100	380,179

Loss from operations	(332,203)	(234,158)

Other expense	(2,001)	(1,949)
Interest expense	(1,504)	(4,922)
Charge for change in derivative liability	(1,888)	—

Net loss	$(337,596)	$(241,029)

Net loss per share, basic and diluted	$(.08)	$(.11)

Weighted average shares used in computing net loss per share — basic and diluted	3,986,368	2,159,961

See notes to unaudited condensed consolidated financial statements

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
Three Months Ended March 31, 2006

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid-in Capital	Deficit
Balance at January 1, 2006	3,986,368	$7,693,296	$7,957	$(5,210,891)	$2,490,362

Stock-based compensation			55,044		55,044
Change in fair value of options granted to consultant			3,419		3,419

Net loss				(337,596)	(337,596)

Balance at March 31, 2006	3,986,368	$7,693,296	$66,420	$(5,548,487)	$2,211,229

See notes to unaudited condensed consolidated financial statements

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2006	2005
Operating activities:

Net loss	$(337,596)	$(241,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	82,347	15,941
Non-cash charge for change in derivative liability	1,888	—
Non-cash change in fair value of warrant liability	(19,898)	—
Non-cash charge for stock- based compensation	55,044	—
Non-cash charge for change in fair value of options granted to consultant	3,419	—
Changes in operating assets and liabilities:
Accounts receivable	(10,774)	(2,438)
Inventory	(43,871)	(786)
Other current assets	(31,860)	(12,720)
Interest payable	—	(6,794)
Accounts payable and accrued expenses	208,471	(145,361)

Net cash used in operating activities	(92,830)	(393,187)

Financing activities:
Repayments of advances from related party	—	(100,000)
Payment of vendor promissory note	(1,913)	—
Principal payment on notes payable	(34,787)	(32,930)
Proceeds from issuance of common stock	—	280,000

Net cash (used in) provided by financing activities	(36,700)	147,070

Net decrease in cash and cash equivalents	(129,530)	(246,117)

Cash and cash equivalents, beginning of period	436,844	374,923

Cash and cash equivalents, end of period	$307,314	$128,806

Supplementary disclosure of cash flow data:
Cash paid for interest	$1,532	$11,947

See notes to unaudited condensed consolidated financial statements

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Planet Technologies, Inc. and subsidiary (“Planet” or the “Company”) have been prepared in accordance with the interim reporting requirements of Form 10-QSB, pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 2005 balance sheet has been derived from audited financial statements at that date. However, the financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.
In management’s opinion, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006, are not necessarily indicative of results that may be expected for the year ending December 31, 2006. For additional information, refer to the Company’s financial statements and notes thereto for the fiscal year ended December 31, 2005 included in the Company’s most recent Annual Report on Form 10-KSB.
2. Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Successful transition to profitable operations is dependent upon attaining a level of sales adequate to support the Company’s cost structure. The Company has suffered recurring losses resulting in an accumulated deficit of $5,548,487 as of March 31, 2006. Management intends to finance operations primarily through cash flow from operations and by raising additional capital from the sale of its stock. However, there can be no assurance that the Company will be able to obtain such financing or internally generate cash flows from operations, which may impact the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the potential inability of the Company to continue as a going concern.
3. Acquisition
On August 11, 2005, Planet acquired Allergy Control Products, Inc. (“ACP”). ACP merged into a wholly-owned subsidiary of Planet (“New ACP”). The subsidiary continues to use the name “Allergy Control Products”. Effective August 11, 2005, Planet assigned all of the Allergy assets to its wholly-owned subsidiary, New ACP. Pursuant to the terms of the merger transaction, the shareholder of ACP was issued 600,000 shares of Planet common stock. In addition, ACP’s debt to its shareholder in the amount of $1,500,000 was paid in full by Planet.
The results of operations for the Company include the results of operations of ACP from August 11, 2005, the date of acquisition. The proforma operating results if the merger had been completed at January 1, 2005 is as follows:

Three Months Ended
March 31, 2005
Sales	$2,379,481

Net loss	$(323,990)

Net loss per share, basic and diluted	$(0.12)

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. Accounting Policies
Revenue Recognition
The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”) as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”, revised and updated (“SAB No. 104”), which stipulates that revenue generally is realized or realizable and earned, once persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. The Company recognizes revenue from product sales upon shipment of goods. In addition, a provision for potential warranty claims is provided for at the time of sale, based upon warranty terms and the Company’s prior experience.
Warranty Reserve
The Company accrues an estimate of its exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The air filters produced and sold by the Company carry a ten-year warranty. Additionally, the Company has warranties on its encasing products which vary from five years to lifetime. The warranty policies for the encasings have varied over the years and the reserve reflects coverage for sales from 1993 through the current period. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. The warranty liability is included in accrued expenses in the accompanying condensed consolidated balance sheet. As of March 31, 2006, the warranty accrual was $290,517. The majority of the warranty accrual relates to products that were sold by ACP prior to the acquisition in August of 2005.
Inventory
Inventory as of March 31, 2006 consists of the following:

Raw materials	$320,593
Finished goods	378,117

Total	698,710
Less reverse for obsolescence	77,507

Total	$621,203

Loss Per Share
Net loss per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period.
The Company has excluded all convertible preferred stock and outstanding stock options and warrants from the calculation of diluted loss per share because all such securities are considered anti-dilutive. Accordingly, diluted loss per share equals basic loss per share. The total number of potential common shares excluded from the calculation of diluted loss per share for the three months ended March 31, 2006 was 394,434, and for the three months ended March 31, 2005 was 391,208.
5. Stock-Based Compensation
In 2000, the Company established a stock option plan, the 2000 Stock Option Plan (“Plan”), which provided for 500,000 shares of common stock for issuance. At the time of the merger with Allergy Free in 2004, the Plan was amended to increase the number of shares available to 5,000,000 shares, which were converted to 100,000 shares after the 50:1 stock split. During 2005, the Plan was again amended to increase the number of shares available under the Plan to 350,000. The Plan provides for the discretionary grant of options, stock appreciation rights (“SARs”), and stock bonuses to employees and directors of and consultants to the Company. Options

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. Stock-Based Compensation (continued)
granted under the Plan may be either “incentive stock options,” as defined in Section 422 of the IRS Code of 1986, as amended, or non-statutory stock options.
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
Prior to January 1, 2006, the Company accounted for stock-based compensation under the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation”. As permitted under this Standard, compensation cost was recognized using the intrinsic value method in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Effective January 1, 2006, the Company has adopted SFAS No. 123R, “Share-Based Payment” using the modified-prospective transition method. Under this transition method, compensation cost recognized in the first quarter of 2006 includes (a) compensation cost for all stock options granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock options granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.
APB No. 25 did not require any compensation expense to be recorded in the financial statements if the exercise price of the award was not less than the market price on the date of grant. Since all options granted by the Company had exercise prices equal to or greater than the market price on the date of grant, no compensation expense was recognized for stock option grants prior to January 1, 2006. During the quarter ended March 31, 2006, the Company recognized stock-based compensation expenses of $55,044, or $.01 per share, related to outstanding stock options according to the provisions of SFAS No. 123R, using the prospective transition method.
In November 2005, the Finance and Accounting Standards Board (the “FASB”) issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards [“FAS 123R-3”].” The Company has elected to adopt the alternative transition method provided in FAS 123R-3 for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R.
The following table illustrates the effect on net loss and per share information had the Company accounted for share-based compensation in accordance with SFAS No. 123R for the quarter ended March 31, 2005:

	2005
		Loss per Share
		- Basic and
	Net Loss	Diluted
As reported	$(241,029)	$(0.11)
Stock-based compensation expense assuming a fair value-based method had been used for all awards	(46,000)	(0.02)

Pro forma	$(287,029)	$(0.13)

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. Stock-Based Compensation (concluded)
The above stock based compensation cost was determined under the fair value based method and was calculated using the Black-Scholes option valuation model with the following weighted average assumptions:

2005
Volatility	221%
Dividend yield	—
Risk free interest rate	4.22%
Vesting period	4 years
Expected life	10 years
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions, are fully transferable, and do not include a discount for large block trades. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility, expected life of the option and other estimates. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Management believes that there will be no forfeitures and expects the options to be held until their expiration date based on the fact that they are primarily held by board members. This will be evaluated on a continuing basis.
During the quarter ended March 31, 2005, the Company granted options to it’s employees and Board of Directors at the weighted-average fair value of $2.90.
The table below summarizes stock option activity pursuant to our plan for the three months ended March 31, 2006:

Weighted
Average
		Weighted	Remaining	Aggregate
	Underlying	Avg Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding, beginning of period	342,500	$3.30	8.94	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/expired	—	—	—

Outstanding, end of period	342,500	$3.30	8.94	$—

	—	—	—	—
Exercisable, end of period	99,793	$2.59	7.98	$—

During 2005, the Board of Directors granted 154,113 options in excess of the shareholder authorized 2000 Stock Option Plan limit of 350,000 shares. As such, these options are subject to shareholder approval at the next shareholders’ meeting and have been excluded from the calculation above. Had these options been approved, the Company would have recorded an additional $25,113 of stock-based compensation for the period ended March 31, 2006, resulting in an additional $.01 loss per share, basic and diluted.
At March 31, 2006, unrecorded compensation expense related to the unvested portion of stock options outstanding totaled $551,812, which will be recognized over the next 3.25 years. In accordance with the provisions of SFAS 123R, all other issuances of common stock, warrants, stock options or other equity instruments to non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Generally, the fair value of any options, warrants or similar equity investments will be estimated based on the Black-Scholes option-pricing model and adjusted at the end of each reporting period.

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. Convertible notes payable to shareholder
As of March 31, 2006, the Company has a subordinated convertible note payable to a shareholder. The uncollateralized note payable is due on December 1, 2007; however, the Company intends to pay down the note payable with monthly principal and interest payments of $12,085 until full satisfaction of the note payable in October 2006. Interest is due quarterly. At any time, the holder of the note may, at its sole and exclusive option, convert all or any part of the principal and accrued interest outstanding into shares of common stock at a conversion price of $2.50 per share by giving written notice to the Company specifying the amount of note principal and/or accrued interest to be converted at a price per share of common stock equal to the fair value.
The Company has determined that the embedded conversion feature of the note payable to the shareholder is subject to the provisions of SFAS No. 133 and, therefore, the Company accounted for the embedded conversion feature as a liability in accordance with the guidance of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Accordingly, the Company recorded the fair value of the embedded conversion portion of the note as a derivative liability. The associated derivative liability for the conversion feature of the debt has been valued at fair value using the Black-Scholes option pricing model. As of January 1, 2005, the fair value of the liability was $252,757, which is being amortized over the term of the note. For the three months ended March 31, 2006, the Company recorded a charge for derivative financial instruments of $1,888 related to the change in the fair value of the embedded conversion feature.

PART 1—FINANCIAL INFORMATION
Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operation
Planet Technologies, Inc. and Subsidiary
Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve certain risks and uncertainties. The Company’s actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and in the Company’s Form 10-KSB for the fiscal year ended December 31, 2005.
OVERVIEW
Planet Technologies, Inc. (“Planet” or the “Company”) formerly known as Planet Polymer Technologies, Inc. (“Planet Polymer”) was incorporated in August, 1991, in the State of California, and, since November 30, 2004, at which time the company acquired Allergy Free, LLC, is engaged in the business of designing, manufacturing, selling and distributing common products for use by allergy sensitive persons, including, without limitation, air filters, bedding, room air cleaners, and related allergen avoidance products. The business strategy is primarily based upon promotion of products directly to the consumer by telemarketing to the Company’s database of customers who have purchased the Allergy Free Electrostatic Filter.
On August 11, 2005, Planet completed a merger with Allergy Control Products, Inc. (“ACP”). ACP merged into a wholly-owned subsidiary of Planet (“New ACP”). Effective August 11, 2005, Planet assigned all of the Allergy Free assets to its wholly-owned subsidiary New ACP. The subsidiary was renamed and its ongoing name is “Allergy Control Products” (“the Subsidiary”). References to “us”, “we”, “Planet” and “Company” refer to the consolidated operations of Planet and its Subsidiary.
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
Planet has an accumulated deficit of $5,548,487 as of March 31, 2006.
RESULTS OF OPERATIONS
The inclusion of ACP’s financial results for the three months ended March 31, 2006 resulted in material year over year increases in sales, cost of sales and operating expenses for each of those reporting periods. These increases are not necessarily indicative of future year over year comparisons.
Resources currently are being committed to test marketing of a) ACP’s non-filter product lines to Allergy’s customer base, b) Allergy’s filter product lines to ACP’s customer base and c) ACP’s consumer catalog to

PART 1 — FINANCIAL INFORMATION
Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operation
Planet Technologies, Inc. and Subsidiary
Allergy’s customer base. Future gross margins will reflect the results of these test marketing efforts and their impact on the future blend of sales for product lines with varying gross margins.
Three months ended March 31, 2006 compared to three months ended March 31, 2005
The net loss for the three months ended March 31, 2006, was $337,596 compared to a net loss of $241,029 for the three-month period ended March 31, 2005. The Company’s sales increased by $2,096,302 from $221,526 for the three months ended March 31, 2005, to $2,317,828 for the same period in 2006. This increase was due to sales of the Subsidiary which accounted for approximately 92% of sales for the period.
Gross profit increased to $931,897 for the three months ended March 31, 2006, from $146,021 for the same period in 2005, reflecting the increase in revenues. Overall gross margin, as a percentage of sales, decreased period over period from 66% for the three months ended March 31, 2005 to 40% for the same period in 2006. This decrease in gross margin is due to the inclusion of ACP’s sales which have a lower gross profit margin.
Operating expenses increased period over period, totaling $1,264,100 for the three months ended March 31, 2006, and $380,179 for the same period in 2005. This $883,921 increase reflects the inclusion of ACP’s operating costs.
Other expenses decreased $1,478, from $6,871 for the three months ended March 31, 2005, to $5,393 for the same period in 2006. Of this decrease, approximately $3,400 is due to a reduction of interest expense related to the debt approaching maturity. This decrease was partially offset by amortization of derivative costs of $1,888.
Proforma Three months ended March 31, 2006 compared to three months ended March 31, 2005
The following tables set forth certain items in Planet’s Proforma Statements of Operations for the periods indicated, which combine the operations of Planet and ACP as if the merger had been completed on January 1, 2005.

	2006	2005	Change	%
Sales	$2,317,828	$2,379,481	$(61,653)	(3)
Cost of Sales	1,385,931	1,371,968	(13,963)	(1)

Gross Profit	931,897	1,007,513	(75,616)	(8)

Operating Expenses	(1,264,100)	(1,325,094)	60,994	5

Loss from Operations	(332,203)	(317,581)	(14,622)	(5)

Other Expense	(5,393)	(6,409)	1,016	16

Net Loss	$(337,596)	$(323,990)	$(13,606)	(4)

The Company’s net sales decreased by $61,653 from $2,379,481 to $2,317,828 due to the decrease in sales of Allergy Free related products, which decreased from $221,526 in 2005 to approximately $132,000 in 2006. The decrease is the result of increased competition from mass merchandisers. This decrease was offset by an increase in the sales of ACP products.
Overall proforma gross margin, as a percentage of sales, decreased from 42% for the three months ended March 31, 2005 to 40% for the same period in 2006. This decrease in gross margin is due to large increase in international sales to distributors for ACP which have lower margins than domestic sales. Also, the Allergy Free sales which have a higher gross margin decreased from 2005 to 2006.
Between March 31, 2006 and March 31, 2005, total operating expenses decreased $60,994, totaling $1,264,100 for the three months ended March 31, 2006, and $1,325,094 for the same period in 2005. This decrease reflects

PART 1 — FINANCIAL INFORMATION
Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operation
Planet Technologies, Inc. and Subsidiary
the reduction of costs associated with the consolidation of all operations into one location. The decrease was partially offset by stock-based compensation expense of $55,044 as well as amortization of intangibles of $66,250 and increasing public entity expenses associated with the audit of a larger operating entity.
Proforma other expenses decreased from $6,409 for the three months ended March 31, 2005, to $5,393 for the same period in 2006. The $1,016 decrease in other expenses includes a $3,400 reduction of interest expense related to the debt approaching maturity. This decrease was partially offset with the amortization of derivative costs of $1,888.
The proforma net loss for the three months ended March 31, 2006, was $337,596, compared to $323,990 for the three month period ended March 31, 2005. The proforma net loss for 2006 includes stock-based compensation of $55,044 and the amortization of intangibles of $66,250.
Off Balance Sheet Arrangements
None.
LIQUIDITY AND CAPITAL RESOURCES
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Successful transition to profitable operations is dependent upon attaining a level of sales adequate to support the Company’s cost structure. The Company has suffered recurring losses resulting in an accumulated deficit of $5,548,487 as of March 31, 2006. Management intends to finance operations primarily through cash flow from operations and by raising additional capital from the sale of its stock. However, there can be no assurance that the Company will be able to obtain such financing or internally generate cash flows from operations, which may impact the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the potential inability of the Company to continue as a going concern.
Cash and cash equivalents totaled $307,314 at March 31, 2006. During the period, the Company used cash totaling $92,830 for its operations and the Company paid principal payments totaling $36,700 on notes payable.
Inventory levels increased $43,871 from $577,332 at December 31, 2005 to $621,203 at March 31, 2006, reflecting inventory levels required to handle increasing sales demand. Accounts payable and accrued expenses increased by $208,471, from $1,503,175 at December 31, 2005 to $1,711,646 at March 31, 2006, reflecting liabilities associated with catalog purchases which is normal for this time of year.
On August 11, 2005, Planet completed a merger with Allergy Control Products, Inc. (“ACP”). ACP merged into a wholly-owned subsidiary of Planet (“New ACP”). Effective August 11, 2005, Planet assigned all of the Allergy Free assets to its wholly-owned subsidiary New ACP. The subsidiary was renamed and its ongoing name is “Allergy Control Products” (“the Subsidiary”).
Investors are encouraged to review our report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2005 and our Registration Statement on Form SB-2 filed on October 12, 2005, which discuss more thoroughly the terms of the merger and which is available through EDGAR at www.sec.gov, and the Company’s Proxy Statement which also is available through EDGAR.

PART 1 — FINANCIAL INFORMATION
Item 3 — Controls and Procedures
Planet Technologies, Inc. and Subsidiary
The Company’s management with the participation of the Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting described below.
•	Insufficient accounting staff with the appropriate level of knowledge and a lack of sufficient historical information regarding sales of ACP products.

•	Insufficient number of staff and lack of adequate data processing support.
In the process of conducting their audit for the year ended December 31, 2005, J.H. Cohn LLP, our independent registered public accounting firm (“JHC”), identified material weaknesses in the processes and procedures with our accounting and financial reporting function which were addressed as part of the communications by JHC with our audit committee. JHC informed the audit committee that these deficiencies constituted a material weakness under standards established by the Public Company Accounting Oversight Board.
During the first quarter of 2006, the Company has assigned a high priority to the short-term and long-term improvement of our internal control over financial reporting. Actions to address the material weaknesses described above that we will undertake, or have undertaken, include the following, among others:
•	Hiring of additional qualified accounting staff to facilitate the reporting within the time periods specified by the SEC.

•	Implementing new accounting reporting software in the short-term to expedite the reporting function and an upgrade to the overall accounting software system in the long-term so that analysis and evaluation of information can be better processed within the time periods required by the SEC.
Except as described above, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Planet Technologies, Inc. and Subsidiary
Item 1 — Legal Proceedings:
     None
Item 2 — Changes in Securities and Use of Proceeds:
     None
Item 3 — Defaults upon Senior Securities:
     None
Item 4 — Submission of Matters to a Vote of Security Holders:
     None
Item 5 — Other Information
     None
Item 6 — Exhibits:
     (a) Exhibits
Exhibit 31.1 Certification of Principal Executive Officer and Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
Exhibit 32.1 Certification of Principal Executive Officer and Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Planet Technologies, Inc.
SIGNATURES
In accordance with the requirements of Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 22, 2006	Planet Technologies, Inc.
/s/ Scott L. Glenn
Scott L. Glenn
Chief Executive Officer

/s/ Francesca DiNota
Francesca DiNota
Chief Financial Officer and Chief Accounting Officer