Form 10QSB
period 2006-06-30
PLANET TECHNOLOGIES, INC
filed 2006-08-11
CIK 896861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(MARK ONE)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended June 30, 2006

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
☑ YES            ☐ NO
Check whether the issuer is a shell company as defined in Regulation 12b-2 of the Exchange Act.
☐ YES            ☑ NO
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 30, 2006

Common Stock, no par value	3,986,368

PART 1 — FINANCIAL INFORMATION
PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$186,041	$436,844
Accounts receivable, less allowance for doubtful accounts of $9,311 and $4,311 in 2006 and 2005, respectively	186,168	274,727
Inventory, net	575,110	577,332
Other current assets	69,367	115,560

Total current assets	1,016,686	1,404,463

Equipment and improvements, net	43,948	70,756
Intangibles, net	1,309,404	1,441,904
Goodwill	1,363,025	1,363,025

Totals	$3,733,063	$4,280,148

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of note and capital lease	$15,385	$19,223
Accounts payable and accrued expenses	1,248,976	1,503,175
Derivative liability	25,242	118,282
Accrued warrant liability	35,460	67,500

Total current liabilities	1,325,063	1,708,180

Note payable to shareholder	250,000	—
Convertible note payable to shareholder	48,227	81,606

Total liabilities	1,623,290	1,789,786

Commitments	—	—

Shareholders’ equity:
Preferred stock, no par value, 4,250,000 shares authorized, no shares issued or outstanding	—	—
Series A convertible preferred stock, no par value, 750,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 3,986,368 shares issued and outstanding	7,693,296	7,693,296
Additional paid-in capital	158,934	7,957
Accumulated deficit	(5,742,457)	(5,210,891)

Total shareholders’ equity	2,109,773	2,490,362

Totals	$3,733,063	$4,280,148

See notes to unaudited condensed consolidated financial statements

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Sales	$1,992,255	$220,735	$4,310,084	$442,261
Cost of sales	1,144,057	85,582	2,529,989	161,087

Gross profit	848,198	135,153	1,780,095	281,174

Operating expenses:
Selling	261,669	166,724	630,722	327,918
General and administrative	880,340	191,026	1,775,387	410,011

Total operating expenses	1,142,009	357,750	2,406,109	737,929

Loss from operations	(293,811)	(222,597)	(626,014)	(456,755)

Other income (expense)	79,341	(1,354)	77,341	(3,303)
Interest expense	(2,485)	(4,054)	(3,989)	(8,976)
Credit for change in derivative liability	22,984	—	21,096	—

Net loss	$(193,971)	$(228,005)	$(531,566)	$(469,034)

Net loss per share, basic and diluted	$(0.05)	$(0.10)	$(0.13)	$(0.21)

Weighted average shares used in computing net loss per share — basic and diluted	3,986,368	2,214,427	3,986,368	2,187,344

See notes to unaudited condensed consolidated financial statements

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
Six Months Ended June 30, 2006

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at January 1, 2006	3,986,368	$7,693,296	$7,957	$(5,210,891)	$2,490,362

Change in derivative liability due to principle payments on convertible promissory note			35,268		35,268
Stock-based compensation			108,039		108,039
Change in fair value of options granted to consultant			7,670		7,670

Net loss				(531,566)	(531,566)

Balance at June 30, 2006	3,986,368	$7,693,296	158,934	$(5,742,457)	$2,109,773

See notes to unaudited condensed consolidated financial statements

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2006	2005
Operating activities:

Net loss	$(531,566)	$(469,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	159,308	31,782
Non-cash credit for change in fair value of derivative liability	(21,096)	—
Non-cash change in fair value of warrant liability	(32,040)	—
Non-cash charge for stock- based compensation	108,039	—
Non-cash charge for change in fair value of options granted to consultant	7,670	—
Changes in operating assets and liabilities:
Accounts receivable	88,559	2,916
Inventory	2,222	(4,444)
Other current assets	46,193	7,091
Accounts payable and accrued expenses	(254,199)	(134,223)

Net cash used in operating activities	(426,910)	(565,912)

Investing activities:
Capitalized costs associated with purchase of a business	—	(32,759)

Net cash used in investing activities	—	(32,759)

Financing activities:
Repayments of advances from related party	—	(100,000)
Proceeds from note payable	250,000	—
Payment of vendor promissory note	(3,838)	—
Principal payment on notes payable	(70,055)	(66,315)
Proceeds from the issuance of stock	—	530,000

Net cash provided by financing activities	176,107	363,685

Net decrease in cash and cash equivalents	(250,803)	(234,986)

Cash and cash equivalents, beginning of period	436,844	374,923

Cash and cash equivalents, end of period	$186,041	$139,937

Supplementary disclosure of cash flow data:
Cash paid for interest	$2,531	$14,588

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
In management’s opinion, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006, are not necessarily indicative of results that may be expected for the year ending December 31, 2006. For additional information, refer to the Company’s financial statements and notes thereto for the fiscal year ended December 31, 2005 included in the Company’s most recent Annual Report on Form 10-KSB.
2. Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Successful transition to profitable operations is dependent upon attaining a level of sales adequate to support the Company’s cost structure. The Company has suffered recurring losses resulting in an accumulated deficit of $5,742,457 as of June 30, 2006. Management intends to finance operations primarily through cash flow from operations and by raising additional capital from the sale of its stock. However, there can be no assurance that the Company will be able to obtain such financing or internally generate cash flows from operations, which may impact the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the potential inability of the Company to continue as a going concern.
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
The results of operations for the Company include the results of operations of ACP from August 11, 2005, the date of acquisition. The proforma operating results if the merger had been completed at January 1, 2005 is as follows:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005
Sales	$1,983,678	$4,363,159

Net loss	$(285,853)	$(609,843)

Net loss per share, basic and diluted	$(.13)	$(.28)

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
Warranty Reserve
The Company accrues an estimate of its exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The air filters produced and sold by the Company carry a ten-year warranty. Additionally, the Company has warranties on its encasing products which vary from five years to lifetime. The warranty policies for the encasings have varied over the years and the reserve reflects coverage for sales from 1993 through the current period. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. The warranty liability is included in accrued expenses in the accompanying condensed consolidated balance sheet. As of June 30, 2006, the warranty accrual was $290,517. The majority of the warranty accrual relates to products that were sold by ACP prior to the acquisition in August of 2005.
Inventory
Inventory as of June 30, 2006 consists of the following:

Raw materials	$336,837
Finished goods	304,838

Total	641,675
Less reserve for obsolescence	66,565

Total	$575,110

Loss Per Share
Net loss per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period.
The Company has excluded all convertible preferred stock and outstanding stock options from the calculation of diluted loss per share because all such securities are considered anti-dilutive. Accordingly, diluted loss per share equals basic loss per share. The total number of potential common shares excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2006 was 350,907 and for the three and six months ended June 30, 2005 was 308,324.
Reclassifications
Certain reclassifications have been made in the 2005 consolidated financial statements to conform with the 2006 presentation.

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
Prior to January 1, 2006, the Company accounted for stock-based compensation under the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation”. As permitted under this Standard, compensation cost was recognized using the intrinsic value method in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Effective January 1, 2006, the Company has adopted SFAS No. 123R, “Share-Based Payment” using the modified-prospective transition method. Under this transition method, compensation cost recognized in the second quarter of 2006 includes (a) compensation cost for all stock options granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock options granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.
APB No. 25 did not require any compensation expense to be recorded in the financial statements if the exercise price of the award was not less than the market price on the date of grant. Since all options granted by the Company had exercise prices equal to or greater than the market price on the date of grant, no compensation expense was recognized for stock option grants prior to January 1, 2006. During the three months and six months ended June 30, 2006, the Company recognized stock-based compensation expenses of $52,995, or $.01 per share, and $108,039 or $.03 per share respectively, related to outstanding stock options according to the provisions of SFAS No. 123R, using the prospective transition method.
In November 2005, the FASB issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R.

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. Stock-Based Compensation (continued)
The following table illustrates the effect on net loss and per share information had the Company accounted for share-based compensation in accordance with SFAS No. 123R for the three and six months ended June 30, 2005:

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
		Loss per Share		Loss per Share
		— Basic and		— Basic and
	Net Loss	Diluted	Net Loss	Diluted
As reported	$(228,005)	$(0.10)	$(469,034)	$(0.21)
Stock—based compensation expense assuming a fair value-based method had been used for all awards	(46,000)	(0.02)	(92,000)	(0.05)

Pro forma	$(274,005)	$(0.12)	$(561,034)	$(0.26)

The above stock based compensation cost was determined under the fair value based method and was calculated using the Black-Scholes option valuation model with the following weighted average assumptions:

2005
Volatility	221%
Dividend yield	—
Risk free interest rate	4.22%
Vesting period	4 years
Expected life	10 years
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions, are fully transferable, and do not include a discount for large block trades. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility, expected life of the option and other estimates. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The forfeitures during the period were options issued to an employee who was neither an officer nor a board member. Since management considers this to be an isolated case, they strongly believe that there will be no forfeitures of the balance of the stock options and expect the options to be held until their expiration date based on the fact that they are primarily held by officers and board members. This will be evaluated on a continuing basis.
The table below summarizes stock option activity pursuant to our plan for the six months ended June 30, 2006:

			Weighted
			Average
			Remaining
	Underlying	Weighted Avg	Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Life (years)	Value
Outstanding, beginning of period	342,500	$3.30	8.94	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/expired	(10,000)	4.00	—

Outstanding, end of period	332,500	$3.28	8.69	$—

Exercisable, end of period	107,014	$3.81	7.98	$—

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. Stock-Based Compensation (concluded)
During 2005, the Board of Directors granted 154,113 options in excess of the shareholder authorized 2000 Stock Option Plan limit of 350,000 shares. Therefore, these options have been excluded from the calculation above. Had these options been approved, the Company would have recorded an additional $25,113 and $50,226 of stock-based compensation for the three and six months ended June 30, 2006 respectively, resulting in an additional $.01 loss per share, basic and diluted. On August 1, 2006 at the annual Shareholders’ Meeting, shareholders approved an amendment to the Stock Option Plan to increase the authorized shares to 2,000,000. These options have been valued utilizing the Black-Scholes option valuation model as of this date, resulting in a fair value $209,591 which will be recognized as compensation expense over the remaining vesting period of three years.
At June 30, 2006, unrecorded compensation expense related to the unvested portion of stock options outstanding totaled $471,825, which will be recognized over the three years ending December 31, 2009. In accordance with the provisions of SFAS 123R, all other issuances of common stock, warrants, stock options or other equity instruments to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Generally, the fair value of any options, warrants or similar equity investments will be estimated based on the Black-Scholes option-pricing model and adjusted at the end of each reporting period.
6. Convertible notes payable to shareholder
As of June 30, 2006, the Company has a subordinated convertible note payable to a shareholder. The uncollateralized convertible note payable is due on December 1, 2007. However, the Company intends to pay down the convertible note payable with monthly principal and interest payments of $12,085 until full satisfaction of the convertible note payable in October 2006. Interest is due quarterly. At any time, the holder of the note may, at its sole and exclusive option, convert all or any part of the principal and accrued interest outstanding into shares of common stock at a conversion price of $2.50 per share by giving written notice to the Company specifying the amount of note principal and/or accrued interest to be converted at a price per share of common stock equal to the fair value.
The Company has determined that the embedded conversion feature of the note payable to the shareholder is subject to the provisions of SFAS No. 133 and, therefore, the Company accounted for the embedded conversion feature as a liability in accordance with the guidance of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Accordingly, the Company recorded the fair value of the embedded conversion portion of the note as a derivative liability. The associated derivative liability for the conversion feature of the debt has been valued at fair value using the Black-Scholes option pricing model. As of January 1, 2005, the fair value of the liability was $252,757, which is being amortized over the term of the note. For the three and six months ended June 30, 2006, the Company recorded a credit for the change in fair value of derivative financial instruments of $22,984 and $21,906 respectively, related to the change in the fair value of the embedded conversion feature. In addition, the Company credited additional paid-in capital for $35,268 related to principal payments during the three months ended June 30, 2006.
7. Note payable to shareholder
On June 1, 2006, the Company issued an uncollateralized note payable of $250,000 to a shareholder. The note bears interest at a rate of 7% annually with all principal and accrued interest payable due on May 31, 2008. For the three months ended June 30, 2006, the Company recorded accrued interest of $1,458 related to this note.

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. Subsequent Event
On August 7, 2006, the Company issued an uncollaterized note payable of $250,000 to a shareholder. The note bears interest at a rate of 7% annually with all principal and accrued interest due on August 6, 2008.

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
Planet has an accumulated deficit of $5,742,457 as of June 30, 2006.
RESULTS OF OPERATIONS
The inclusion of ACP’s financial results for the six months ended June 30, 2006 resulted in material year over year increases in sales, cost of sales and operating expenses for each of those reporting periods. These increases are not necessarily indicative of future year over year comparisons.
Resources currently are being committed to test marketing of a) ACP’s non-filter produc lines to Planet’s customer base, b) Planet’s filter product lines to ACP’s customer base and c) ACP’s consumer catalog to

PART 1 — FINANCIAL INFORMATION
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Planet Technologies, Inc. and Subsidiary
Planet’s customer base. Future gross margins will reflect the results of these test marketing efforts and their impact on the future blend of sales for product lines with varying gross margins.
Three months ended June 30, 2006 compared to three months ended June 30, 2005
The Company’s sales increased by $1,771,520 from $220,735 for the three months ended June 30, 2005, to $1,992,255 for the same period in 2006. This increase was due to the acquisition of ACP which accounted for approximately 94% of sales for the period.
Gross profit increased to $848,198 for the three months ended June 30, 2006, from $135,153 for the same period in 2005, reflecting the increase in revenues due to the acquisition of ACP. Overall gross margin, as a percentage of sales, decreased period over period from 61.2% for the three months ended June 30, 2005 to 42.6% for the same period in 2006. This decrease in gross margin is due to the inclusion of ACP’s sales which have a lower gross profit margin.
Operating expenses increased period over period, totaling $1,142,009 for the three months ended June 30, 2006, and $357,750 for the same period in 2005. This $784,259 increase reflects the inclusion of ACP’s operating costs as well as stock based compensation of $52,995 and amortization of intangibles of $66,250.
Other income and expenses increased $80,695 from an expense of $1,354 for the three months ended June 30, 2005, to income of $79,341 for the same period in 2006. This increase reflects revenue received for website advertising by a third party of $39,134. In addition, the Company recognized other income of $44,160 for the preparation and inclusion of a third party’s insert into our catalog. This income was recognized over the estimated useful life of the insert. These transactions are non-recurring and the Company’s current business plan does not contemplate directing resources to these activities and, accordingly, these amounts are included in other income. This amount was not included in operating income as the Company expects this to be a non-recurring income stream and not a new line of business. The Company also recognized a credit for the change in the fair value of the derivative liability in the amount of $22,984.
Interest expense decreased from $4,054 for the three months ended June 30, 2005 to $2,485 for the same period in 2006. This decrease was due to reductions on interest expense from debt approaching maturity which was partially offset by accrued interest on the new note payable of $1,458.
Proforma three months ended June 30, 2006 compared to three months ended June 30, 2005
The following table sets forth certain items in Planet’s Proforma Statements of Operations for the periods indicated, which combine the operations of Planet and ACP as if the merger had been completed on January 1, 2005.

	2006	2005	Change	%
Sales	$1,992,255	$1,983,678	$8,577	.4
Cost of Sales	1,144,057	1,116,688	(27,369)	2.5

Gross Profit	848,198	866,990	(18,792)	(2.2)

Operating Expenses	(1,142,009)	(1,147,358)	5,349	(.5)

Loss from Operations	(293,811)	(280,368)	(13,443)	(4.8)

Other Income (Expense)	99,840	(5,485)	105,325	1,920

Net Loss	$(193,971)	$(285,853)	$91,882	(32)

PART 1 — FINANCIAL INFORMATION
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Planet Technologies, Inc. and Subsidiary
The Company’s net sales increased by $8,577 from $1,983,678 to $1,992,255 due to the increase in sales of ACP products of $103,274. This increase was offset by sales of Allergy Free related products, which decreased from $220,735 in 2005 to $126,038 in 2006. The decrease is the result of increased competition from mass merchandisers.
Overall proforma gross margin, as a percentage of sales, decreased from 43.7% for the three months ended June 30, 2005 to 42.6% for the same period in 2006, due primarily to the product mix. Also, the Allergy Free sales which have a higher gross margin decreased from 2005 to 2006.
Between June 30, 2006 and June 30, 2005, total operating expenses decreased $5,349, totaling $1,142,009 for the three months ended June 30, 2006, and $1,147,358 for the same period in 2005. This decrease reflects the reduction of costs associated with the consolidation of all operations into one location. These decreases were partially offset by stock-based compensation expense of $52,995 as well as amortization of intangibles of $66,250 and increasing public entity expenses associated with the audit of a larger operating entity.
Proforma other income and expenses increased $103,551 from an expense of $1,226 for the three months ended June 30, 2005, to income of $102,325 for the same period in 2006. This increase reflects revenue received for website advertising by a third party of $39,134. In addition, the Company recognized other income of $44,160 for the preparation and inclusion of a third party’s insert into our catalog. This income was recognized over the estimated useful life of the insert. These transactions are non-recurring and the Company’s current business plan does not contemplate directing resources to these activities and accordingly, these amounts are included in other income. The income was recognized over the estimated useful life of the insert. Included in proforma other income and expenses is interest expense which decreased from $4,259 for the three months ended June 30, 2005 to $2,485 for the same period in 2006. This decrease was due to reductions on interest expense from debt approaching maturity which was partially offset by accrued interest on the new note payable of $1,458. The Company also recognized a credit for the change in the fair value of the derivative liability in the amount of $22,984.
Six months ended June 30, 2006 compared to six months ended June 30, 2005
The Company’s sales increased by $3,867,823 from $442,261 for the six months ended June 30, 2005, to $4,310,084 for the same period in 2006. This increase was due to the acquisition of ACP which accounted for approximately 93% of sales for the period.
Gross profit increased to $1,780,095 for the six months ended June 30, 2006, from $281,174 for the same period in 2005, reflecting the increase in revenues due to the acquisition of ACP. Overall gross margin, as a percentage of sales, decreased period over period from 63.6% for the six months ended June 30, 2005 to 41.3% for the same period in 2006. This decrease in gross margin is due to the inclusion of ACP’s sales which have a lower gross profit margin.
Operating expenses increased period over period, totaling $2,406,109 for the six months ended June 30, 2006, and $737,929 for the same period in 2005. This $1,668,180 increase reflects the inclusion of ACP’s operating costs.
Other income and expenses increased $80,644 from an expense of $3,303 for the six months ended June 30, 2005, to income of $77,341 for the same period in 2006. This increase reflects revenue received for website advertising by a third party of $39,134. In addition, the Company recognized other income of $44,160 for the preparation and inclusion of a third party’s insert into our catalog. This income was recognized over the estimated useful life of the insert. These transactions are non-recurring and the Company’s current business plan does not contemplate directing resources to these activities and, accordingly, these amounts are included in other income. The Company also recognized a credit for the change in the fair value of the derivative liability in the amount of $21,096.

PART 1 — FINANCIAL INFORMATION
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Planet Technologies, Inc. and Subsidiary
Interest expense decreased from $8,976 for the six months ended June 30, 2005 to $3,989 for the same period in 2006. This decrease was due to reductions on interest expense from debt approaching maturity which was partially offset by accrued interest on the new note payable of $1,458.
Proforma six months ended June 30, 2006 compared to six months ended June 30, 2005
The following tables set forth certain items in Planet’s Proforma Statements of Operations for the periods indicated, which combine the operations of Planet and ACP as if the merger had been completed on January 1, 2005.

	2006	2005	Change	%
Sales	$4,310,084	$4,363,159	$(53,075)	(1.2)
Cost of Sales	2,529,989	2,488,656	(41,333)	1.7

Gross Profit	1,780,095	1,874,503	(94,408)	(5.0)

Operating Expenses	(2,406,109)	(2,472,452)	66,343	(2.7)

Loss from Operations	(626,014)	(597,949)	(28,065)	(4.7)

Other Income (Expense)	94,448	(11,894)	106,342	(894)

Net Loss	$(531,566)	$(609,843)	$78,277	(12.8)

The Company’s net sales decreased by $53,075 from $4,363,159 to $4,310,084 due to the decrease in sales of Allergy Free related products, which decreased from $442,261 in 2005 to $258,038 in 2006. The decrease is the result of increased competition from mass merchandisers. This decrease was partially offset by an increase in the sales of ACP products.
Overall proforma gross margin, as a percentage of sales, decreased from 43% for the six months ended June 30, 2005 to 41.3% for the same period in 2006. This decrease in gross margin is due to a large increase in international sales to distributors for ACP which have lower margins than domestic sales. Also, the Allergy Free sales which have a higher gross margin decreased from 2005 to 2006.
Between June 30, 2006 and June 30, 2005, total operating expenses decreased $66,343, totaling $2,406,109 for the six months ended June 30, 2006, and $2,472,452 for the same period in 2005. This decrease reflects the reduction of costs associated with the consolidation of all operations into one location. The decrease was partially offset by stock-based compensation expense of $108,039 as well as amortization of intangibles of $132,000 and increasing public entity expenses associated with the audit of a larger operating entity.
Proforma other income and expenses increased $106,342 from an expense of $11,894 for the six months ended June 30, 2005, to income of $94,448 for the same period in 2006. This increase reflects revenue received for website advertising by a third party of $39,134. In addition, the Company recognized other income of $44,160 for the preparation and inclusion of a third party’s insert into our catalog. This income was recognized over the estimated useful life of the insert. These transactions are non-recurring and the Company’s current business plan does not contemplate directing resources to these activities and, accordingly, these amounts are included in other income. Included in proforma other income and expenses is interest expense which decreased from $8,976 for the six months ended June 30, 2005 to $3,989 for the same period in 2006. This decrease was due to reductions on interest expense from debt approaching maturity which was partially offset by accrued interest on the new note payable of $1,458. The Company also recognized a credit for the change in the fair value of the derivative liability in the amount of $21,096.

PART 1 — FINANCIAL INFORMATION
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Planet Technologies, Inc. and Subsidiary
Off Balance Sheet Arrangements
None.
LIQUIDITY AND CAPITAL RESOURCES
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Successful transition to profitable operations is dependent upon attaining a level of sales adequate to support the Company’s cost structure. The Company has suffered recurring losses resulting in an accumulated deficit of $5,742,457 as of June 30, 2006. Management intends to finance operations primarily through cash flow from operations and by raising additional capital from the sale of its stock. However, there can be no assurance that the Company will be able to obtain such financing or internally generate cash flows from operations, which may impact the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the potential inability of the Company to continue as a going concern.
Cash and cash equivalents totaled $186,041 at June 30, 2006. During the six months ended June 30, 2006, the Company used cash totaling $426,910 for its operations and the Company paid principal payments totaling $70,055 on the convertible note payable to a shareholder. In June 2006, the Company received $250,000 under a note payable to a shareholder for working capital purposes.
Inventory levels decreased $2,222 from $577,332 at December 31, 2005 to $575,110 at June 30, 2006, reflecting lower inventory levels required to handle decreased sales demand in the summer months. Accounts payable and accrued expenses decreased by $254,199, from $1,503,175 at December 31, 2005 to $1,248,976 at June 30, 2006, reflecting reduced liabilities which are normal for this time of year.
On August 11, 2005, Planet completed a merger with Allergy Control Products, Inc. (“ACP”). ACP merged into a wholly-owned subsidiary of Planet (“New ACP”). Effective August 11, 2005, Planet assigned all of the Allergy Free assets to its wholly-owned subsidiary New ACP. The subsidiary was renamed and its ongoing name is “Allergy Control Products” (the “Subsidiary”).
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
During the second quarter of 2006, the Company has assigned a high priority to the short-term and long-term improvement of our internal control over financial reporting. Actions undertaken to address the material weaknesses described above include the hiring of additional qualified accounting staff to facilitate the reporting within the time periods specified by the SEC. Actions to address material weaknesses which we will undertake include the implementation of new accounting reporting software in the short-term to expedite the reporting function and an upgrade to the overall accounting software system in the long-term so that analysis and evaluation of information can be better processed within the time periods required by the SEC, among others.
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
     None
Item 3 — Defaults upon Senior Securities:
     None
Item 4 — Submission of Matters to a Vote of Security Holders:
     None
Item 5 — Other Information
     None
Item 6 — Exhibits:
     (a) Exhibits
Exhibit 12.1 Form of Note Payable from Windamere III, L.L.C.
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

Date: August 11, 2006	Planet Technologies, Inc.

/s/ Scott L. Glenn
Scott L. Glenn
Chief Executive Officer

/s/ Francesca DiNota
Francesca DiNota
Chief Financial Officer and
Chief Accounting Officer