Form 10QSB
period 2006-09-30
PLANET TECHNOLOGIES, INC
filed 2006-11-13
CIK 896861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(MARK ONE)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☑ YES       ☐ NO
Check whether the issuer is a shell company as defined in Regulation 12b-2 of the Exchange Act.
☐ YES       ☑ NO
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 30, 2006

Common Stock, no par value	3,986,368

PART 1 – FINANCIAL INFORMATION
PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$194,874	$436,844
Accounts receivable, less allowance for doubtful accounts of $9,311 and $4,311 in 2006 and 2005, respectively	140,564	274,727
Inventory, net	575,470	577,332
Other current assets	126,632	115,560

Total current assets	1,037,540	1,404,463

Equipment and improvements, net	29,749	70,756
Intangibles, net	1,243,154	1,441,904
Goodwill	1,363,025	1,363,025

Totals	$3,673,468	$4,280,148

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	1,197,286	1,503,175
Current portion of capital lease obligations	983	19,223
Derivative liability	27,543	118,282
Accrued warrant liability	61,996	67,500

Total current liabilities	1,287,808	1,708,180

Notes payable to shareholder	500,000	—
Convertible note payable to shareholder	30,200	81,606

Total liabilities	1,818,008	1,789,786

Commitments

Shareholders’ equity:
Preferred stock, no par value, 4,250,000 shares authorized, no shares issued or outstanding	—	—
Series A convertible preferred stock, no par value, 750,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 3,986,368 shares issued and outstanding	7,693,296	7,693,296
Additional paid-in capital	299,827	7,957
Accumulated deficit	(6,137,663)	(5,210,891)

Total shareholders’ equity	1,855,460	2,490,362

Totals	$3,673,468	$4,280,148

See notes to unaudited condensed consolidated financial statements

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Sales	$1,872,047	$1,183,459	$6,182,130	$1,625,720
Cost of sales	1,142,160	670,278	3,672,148	831,365

Gross profit	729,887	513,181	2,509,982	794,355

Operating expenses:
Selling	327,523	388,122	958,244	716,040
General and administrative	830,019	402,245	2,605,406	812,256

Total operating expenses	1,157,542	790,367	3,563,650	1,528,296

Loss from operations	(427,655)	(277,186)	(1,053,668)	(733,941)

Other (expense) income	59,974	(765)	137,314	(4,067)
Credit (charge) for change in derivative liability	(20,328)	—	768	—
Interest expense	(7,196)	(2,973)	(11,186)	(11,950)

Net loss	$(395,205)	$(280,924)	$(926,772)	$(749,958)

Net loss per share, basic and diluted	$(0.10)	$(0.09)	$(0.23)	$(0.30)

Weighted average shares used in computing net loss per share — basic and diluted	3,986,368	3,226,078	3,986,368	2,537,394

See notes to unaudited condensed consolidated financial statements

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
(UNAUDITED)
Nine Months Ended September 30, 2006

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at January 1, 2006	3,986,368	$7,693,296	$7,957	$(5,210,891)	$2,490,362

Change in derivative liability due to principal payments on convertible promissory note			53,295		53,295
Stock-based compensation			222,981		222,981
Change in fair value of options granted to consultant			15,594		15,594
Net loss				(926,772)	(926,772)

Balance at September 30, 2006	3,986,368	$7,693,296	$299,827	$(6,137,663)	$1,855,460

See notes to unaudited condensed consolidated financial statements

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2005
Operating activities:

Net loss	$(926,772)	$(749,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	228,432	57,817
Gain on disposition of leased property	(2,102)	—
Non-cash credit for change in fair value of derivative liability	(768)	—
Non-cash change in fair value of warrant liability	(5,504)	—
Non-cash charge for stock- based compensation	222,981	—
Non-cash charge for change in fair value of options granted to consultant	15,594	—
Changes in operating assets and liabilities:
Accounts receivable	134,163	29,833
Inventory	1,862	(41,070)
Interest payable	—	(8,543)
Other current assets	(11,072)	5,914
Accounts payable and accrued expenses	(305,889)	(423,213)

Net cash used in operating activities	(649,075)	(1,129,220)

Investing activities:
Deferred acquisition costs	—	(133,097)
Purchase of equipment improvements	—	(18,787)
Investment in ACP	—	(1,431,490)

Net cash used in investing activities	—	(1,583,374)

Financing activities:
Repayments of advances from related party	—	(185,000)
Proceeds from notes payable	500,000	—
Payment of capital lease obligations	(4,813)	(1,038)
Principal payment on notes payable	(88,082)	(100,161)
Proceeds from the issuance of stock	—	3,295,000

Net cash provided by financing activities	407,105	3,008,801

Net (decrease) increase in cash and cash equivalents	(241,970)	296,207

Cash and cash equivalents, beginning of period	436,844	374,923

Cash and cash equivalents, end of period	$194,874	$671,130

Supplementary disclosure of cash flow data:
Cash paid for interest	$2,829	$20,340

Supplementary disclosure of non financing activities:
Termination of capital lease obligation	$13,427	—

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Planet Technologies, Inc. and subsidiary (“Planet” or the “Company”) have been prepared in accordance with the interim reporting requirements of Form 10-QSB, pursuant to the rules and regulations of the Securities and Exchange Commission. However, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
In management’s opinion, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2006, are not necessarily indicative of results that may be expected for the year ending December 31, 2006. For additional information, refer to the Company’s financial statements and notes thereto for the year ended December 31, 2005, included in the Company’s most recent Annual Report on Form 10-KSB.
2. Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Successful transition to profitable operations is dependent upon obtaining a level of sales adequate to support the Company’s cost structure. The Company has suffered recurring losses resulting in an accumulated deficit of $6,137,663 as of September 30, 2006. Management intends to continue to finance operations primarily through its ability to generate cash flows from equity offerings. However, there can be no assurance that the Company will be able to obtain such financing or internally generate cash flows, which raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the potential inability of the Company to continue as a going concern.
3. Acquisition
On August 11, 2005, Planet acquired Allergy Control Products, Inc. (“ACP”). ACP merged into a wholly-owned subsidiary of Planet (“New ACP”). The subsidiary continues to use the name “Allergy Control Products”. Effective August 11, 2005, Planet assigned all of the Allergy assets to it’s wholly-owned subsidiary, New ACP. Pursuant to the terms of the merger transaction, the shareholder of ACP was issued 600,000 shares of Planet common stock. In addition, ACP’s debt to its shareholder in the amount of $1,500,000 was paid in full by Planet.
The results of operations for the Company include the results of operations of ACP from August 11, 2005, the date of acquisition. The proforma operating results if the merger had been completed at January 1, 2005 is as follows:

	Three Months	Nine Months
	Ended Sept 30,	Ended Sept 30,
	2005	2005
Sales	$2,010,749	$6,373,909

Net loss	(943,275)	(1,553,117)

Net loss per share, basic and diluted	$(.24)	$(.51)

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
Warranty Reserve
The Company accrues an estimate of its exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The air filters produced and sold by the Company carry a ten-year warranty. Additionally, the Company has warranties on its encasing products which vary from five years to lifetime. The warranty policies for the encasings have varied over the years and the reserve reflects coverage for sales from 1993 through the current period. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. The warranty liability is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet. As of September 30, 2006, the warranty accrual was $290,517. The majority of the warranty accrual relates to products that were sold by ACP prior to the acquisition in August of 2005.
Inventory
Inventory consists of the following:

	September 30,	December 31,
	2006	2005
Raw materials	$307,153	$256,413
Finished goods	334,882	411,644

Total	642,035	668,057
Less reserve for obsolescence	(66,565)	(90,725)

Total	$575,470	$577,332

Loss Per Share
Net loss per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period.
The Company has excluded all convertible preferred stock and outstanding stock options and warrants from the calculation of diluted loss per share because all such securities are considered anti-dilutive due to the Company’s losses. Accordingly, diluted loss per share equals basic loss per share. The total number of potential common shares excluded from the calculation of diluted loss per share as of September 30, 2006 and 2005 was 517,630 and 551,414, respectively.
Reclassifications
Certain reclassifications have been made in the 2005 consolidated financial statements to conform with the 2006 presentation.

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. Stock-Based Compensation
In 2000, the Company established a stock option plan, the 2000 Stock Option Plan (“Plan”), which provided for 500,000 shares of common stock for issuance. At the time of the merger with Allergy Free in 2004, the Plan was amended to increase the number of shares available to 5,000,000 shares, which were converted to 100,000 shares after the 50:1 stock split. During 2005, the Plan was again amended to increase the number of shares available under the Plan to 350,000. The stock Plan was further amended on August 1, 2006, when shares were increased to 2,000,000. The Plan provides for the discretionary grant of options, stock appreciation rights (“SARs”), and stock bonuses to employees and directors of and consultants to the Company. Options granted under the Plan may be either “incentive stock options,” as defined in Section 422 of the IRS Code of 1986, as amended, or non-statutory stock options.
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
APB No. 25 did not require any compensation expense to be recorded in the financial statements if the exercise price of the award was not less than the market price on the date of grant. Since all options granted by the Company had exercise prices equal to or greater than the market price on the date of grant, no compensation expense was recognized for stock option grants prior to January 1, 2006. During the three months and nine months ended September 30, 2006, the Company recognized stock-based compensation expenses of $114,942, or $.03 per share and $222,981 or $.06 per share, respectively related to outstanding stock options according to the provisions of SFAS No. 123R, using the modified prospective transition method.

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
The following table illustrates the effect on net loss and per share information had the Company accounted for share-based compensation in accordance with SFAS No. 123 for the three and nine months ended September 30, 2005:

	Three Months Ended Sept 30, 2005		Nine Months Ended Sept 30, 2005
		Loss per Share		Loss per Share
		- Basic and		- Basic and
	Net Loss	Diluted	Net Loss	Diluted
As reported	$(280,924)	$(0.09)	$(749,958)	$(0.30)
Stock-based compensation expense assuming a fair value-based method had been used for all awards	(93,000)	(0.03)	(166,000)	(0.06)

Pro forma	$(373,924)	$(0.12)	$(915,958)	$(0.36)

Stock based compensation cost was determined under the fair value based method and was calculated using the Black-Scholes option valuation model. The following weighted average assumptions were used for option grants during the three and nine months ended September 30, 2005:

2005
Volatility	176%-221%
Dividend yield	—
Risk free interest rate	4.22%-4.40%
Vesting period	4 years
Expected life	10 years
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions, are fully transferable, and do not include a discount for large block trades. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility, expected life of the option and other estimates. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The forfeitures, which occurred in the second quarter, were options issued to an employee who was neither an officer nor a board member. Since management considers this to be an isolated case, we believe that there will be no forfeitures of the balance of the stock options and expects the options to be held until their expiration date based on the fact that they are primarily held by board members. This will be evaluated on a continuing basis.

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. Stock-Based Compensation (concluded)
The table below summarizes stock option activity pursuant to our plan for the nine months ended September 30, 2006:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Underlying	Avg	Contractual	Intrinsic
	Shares	Exercise Price	Life (years)	Value
Outstanding, beginning of period	342,500	$3.30	8.94	$—
Granted	172,113	2.73	—	—
Exercised	—	—	—	—
Forfeited/expired	(10,000)	4.00	—

Outstanding, end of period	504,613	$3.09	8.60	$—

Exercisable, end of period	196,720	$3.35	8.81	$—

The estimated fair value of each option award granted was determined using the Black-Scholes option valuation model. The following weighted-average assumptions were used for option grants during the three and nine months ended September 30, 2006:

2006
Volatility	293.9%
Dividend yield	—
Risk free interest rate	4.91%
Vesting period	4 years
Expected life	10 years
At September 30, 2006, unrecorded compensation expense related to the unvested portion of stock options outstanding totaled $590,039, which will be recognized over the four years ending December 31, 2010. In accordance with the provisions of SFAS 123R, all other issuances of common stock, warrants, stock options or other equity instruments to non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Generally, the fair value of any options, warrants or similar equity investments will be estimated based on the Black-Scholes option-pricing model and adjusted at the end of each reporting period.
6. Convertible notes payable to shareholder
On November 30, 2004, the Company entered into subordinated convertible note payable to a shareholder. The uncollateralized note payable is due on December 1, 2007 and bears interest at a rate of 5.5% which is due quarterly; however, the Company intends to pay down the note payable until full satisfaction in November 2006. At any time, the holder of the note may, at its sole and exclusive option, convert all or any part of the principal and accrued interest outstanding into shares of common stock at a conversion price of the weighted average market price per share for the ten business days preceding the date notice of conversion is given to the company, but not less than $2.50 per share.

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. Convertible notes payable to shareholder (concluded)
The Company has determined that the embedded conversion feature of the note payable to the shareholder is subject to the provisions of SFAS No. 133 and, therefore, the Company accounted for the embedded conversion feature as a liability in accordance with the guidance of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Accordingly, the Company recorded the fair value of the embedded conversion portion of the note as a derivative liability. The associated derivative liability for the conversion feature of the debt has been valued at fair value using the Black-Scholes option pricing model. As of January 1, 2005, the fair value of the liability was $252,757, which is being amortized over the term of the note. For the three and nine months ended September 30, 2006, the Company recorded a charge for the change in fair value of derivative financial instruments of $20,328 and $768 respectively, related to the change in the fair value of the embedded conversion feature. In addition the Company credited additional paid-in capital for $18,027 related to principal payments on the note payable during the three months ended September 30, 2006.
7. Notes payable to shareholder
On June 1, 2006, the Company issued an uncollateralized note payable of $250,000 to a shareholder. The note is interest only at a rate of 7% annually with all principal and accrued interest payable due on May 31, 2008. For the three and nine months ended September 30, 2006, the Company recorded accrued interest of $4,391 and $5,849 respectively related to this note.
On August 7, 2006 the Company issued an uncollaterized note payable of $250,000 to a shareholder. The note bears interest at a rate of 7% annually with a principal and accrued interest due on August 6, 2008. The total accrued interest for the three and nine months ended September 30, 2006 was $2,589.
8. Subsequent Event
On October 11, 2006, the Company became aware of a security breach to its website. Upon discovery, the website was immediately taken offline, local and federal law enforcement agencies as well as credit card service providers were notified and an investigation commenced to assess the full extent of the breach. As of this date, the investigation is ongoing and, as such, the Company cannot make a determination as to whether any customer financial information has been compromised and to what extent. The Company’s website was repaired and tested by systems experts and restored to full operation on October 27, 2006.
For the period during which customers were unable to place an order on the Company’s website, it is unknown what effect, if any, this had on Company sales. In addition, it is anticipated the Company will incur increased legal, accounting and IT consulting expenses for the fourth quarter of 2006 and perhaps subsequent periods as a result of the breach. At this time, management does not anticipate that either the loss of sales or increased expenses will have a material adverse effect on the results of operations.

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
Planet has an accumulated deficit as of September 30, 2006, of $6,137,663.

PART 1 — FINANCIAL INFORMATION
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Planet Technologies, Inc. and Subsidiary
RESULTS OF OPERATIONS
The inclusion of ACP’s financial results for a portion of the three months and nine months ended September 30, 2005 compared to the full year in 2006 resulted in material year over year increases in sales, cost of sales and operating expenses for each of those reporting periods. These increases are not necessarily indicative of future year over year comparisons.
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
Three months ended September 30, 2006 compared to three months ended September 30, 2005
The Company’s sales increased by $688,588, from $1,183,459 for the three months ended September 30, 2005, to $1,872,047 for the same period in 2006. This increase reflects a full period of consolidated sales compared to the prior year which included consolidated sales from the date of the merger on August 12 through September 30.
Cost of sales increased by $471,882, from $670,278 for the three months ended September 30, 2005, to $1,142,160 for the same period in 2005, reflecting the increase in revenues. Overall gross margin, as a percentage of sales, decreased period over period from 43.4% for the three months ended September 30, 2005 to 39.0% for the three months ended September 30, 2006. This decrease in gross margin is due primarily to the inclusion of a full quarter of ACP’s sales in 2006 compared to sales from August 12 through September 30, 2005 as ACP’s products have a lower gross profit margin.
Operating expenses increased by $367,175, from $790,367 for the three months ended September 30, 2005, to $1,157,542 for the same period in 2006. This increase reflects the consolidated operations for the full quarter in 2006 versus a partial quarter in 2005 as well as the addition of stock-based compensation expense of $114,942 as well as amortization of intangibles of $66,250. These increases were offset by the reduction of costs associated with the consolidation of all operations into one location.
Other income and expenses increased by $36,188, from an expense of $3,738 for the three months ended September 30, 2005, to income of $32,450 for the same period in 2006. This increase reflects revenue received for website advertising by a third party of $13,155. In addition, the Company recognized other income of $47,840 for the preparation and inclusion of a third party’s insert into our catalog. This income was recognized over the estimated useful life of the insert. These transactions are non-recurring and the Company’s current business plan does not contemplate directing resources to these activities and accordingly, these amounts are included in other income. Included in other income and expenses is interest expense which increased from $2,973 for the three months ended September 30, 2005 to $7,196 for the same period in 2006. This increase was primarily due to accrued interest on the new notes payable of $6,980. The Company also recognized a charge for the change in the fair value of the derivative liability in the amount of $20,328.

PART 1 — FINANCIAL INFORMATION
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Planet Technologies, Inc. and Subsidiary
Actual three months ended September 30, 2006 compared to proforma three months ended September 30, 2005
The following table sets forth certain items in Planet’s Proforma Statement of Operations for the period indicated, which combine the operations of Planet and ACP as if the merger had been completed on January 1, 2005.

	Actual	Proforma	Favorable
	2006	2005	(Unfavorable) Change	%
Sales	$1,872,047	$2,010,749	$(138,702)	(6.9)
Cost of Sales	1,142,160	1,230,392	88,232	(7.2)

Gross Profit	729,887	780,357	(50,470)	(6.5)
Operating Expenses	1,157,542	1,719,518	561,976	32.7

Loss from Operations	(427,655)	(939,161)	511,506	(54.5)
Other Income (Expense)	32,450	(4,114)	36,564	888.8

Net Loss	$(395,205)	$(943,275)	$548,070	(58.1)

The Company’s net sales decreased by $138,702, from $2,010,749 for the three months ended September 30, 2005 to $1,872,047 for the same period in 2006 due to softer demand. Also contributing to the reduction was the elimination of a dedicated outbound effort in the third quarter of 2006.
Overall gross margin, as a percentage of sales, increased from 38.8% for the three months ended September 30, 2005, to 39.0% for the same period in 2006, due primarily to the product mix. Also, the Allergy Free sales which have a higher gross margin decreased from 2005 to 2006.
Operating expenses decreased by $561,976, from $1,719,518 for the three months ended September 30, 2005, to $1,157,542 for the same period in 2006. This decrease reflects the reduction of costs associated with the consolidation of all operations into one location. These decreases were partially offset by stock-based compensation expense of $114,942 as well as amortization of intangibles of $66,250 and increasing public entity expenses associated with the audit of a larger operating entity.
Other income and expenses increased by $36,564, from expenses of $4,114 for the three months ended September 30, 2005, to income of $32,450 for the same period in 2006. This increase reflects revenue received for website advertising by a third party of $13,155. In addition, the Company recognized other income of $47,840 for the preparation and inclusion of a third party’s insert into our catalog. This income was recognized over the estimated useful life of the insert. These transactions are non-recurring and the Company’s current business plan does not contemplate directing resources to these activities and accordingly, these amounts are included in other income. Included in other income and expenses is interest expense which increased from $2,942 for the three months ended September 30, 2005 to $7,196 for the same period in 2006. This increase was due to accrued interest on the new notes payable of $6,980 which was partially offset by reductions on interest expense from debt approaching maturity. The Company also recognized a charge for the change in the fair value of the derivative liability in the amount of $20,328.

PART 1 — FINANCIAL INFORMATION
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Planet Technologies, Inc. and Subsidiary
Nine months ended September 30, 2006 compared to nine months ended September 30, 2005
The Company’s sales increased by $4,556,410, from $1,625,720 for the nine months ended September 30, 2005, to $6,182,130 for the same period in 2006. This increase reflects a full period of consolidated sales compared to the prior year which included consolidated sales from the date of the merger on August 12 through September 30.
Cost of sales increased by $2,840,783, from $831,365 for the nine months ended September 30, 2005, to $3,672,148 for the same period in 2006, reflecting the increase in sales. Overall gross margin, as a percentage of sales, decreased period over period from 48.9% or $794,355 for the nine months ended September 30, 2005 to 40.6% or $2,509,982 for the nine months ended September 30, 2006. This decrease in gross margin is due primarily to the inclusion of a full quarter of ACP’s sales in 2006 compared to sales from August 12 through September 30, 2005 as ACP’s products have a lower gross profit margin.
Total operating expenses increased by $2,035,354, from $1,528,296 for the nine months ended September 30, 2005, to $3,563,650 for the same period in 2006. This increase reflects the consolidated operations for one and one-half months in 2005 versus nine months in 2006, stock-based compensation expense of $222,981 and amortization of intangibles of $198,750. These increases were partially offset by the reduction of costs associated with the consolidation of all operations into one location.
Other income and expenses increased by $142,914, from an expense of $16,017 for the nine months ended September 30, 2005, to income of $126,896 for the same period in 2006. This increase reflects revenue received for website advertising by a third party of $52,288. In addition, the Company recognized other income of $92,000 for the preparation and inclusion of a third party’s insert into our catalog. This income was recognized over the estimated useful life of the insert. These transactions are non-recurring and the Company’s current business plan does not contemplate directing resources to these activities and accordingly, these amounts are included in other income. Included in other income and expenses is interest expense which decreased from $11,950 for the nine months ended September 30, 2005 to $11,186 for the same period in 2006. This decrease was due to reductions in interest expense to due debt approaching maturity which was offset by accrued interest on the new notes payable of $8,458. The Company also recognized a charge for the change in the fair value of the derivative liability in the amount of $768.
Actual nine months ended September 30, 2006 compared to proforma nine months ended September 30, 2005
The following table sets forth certain items in Planet’s Proforma Statement of Operations for the period indicated, which combine the operations of Planet and ACP as if the merger had been completed on January 1, 2005.

			Favorable
	Actual	Proforma	(Unfavorable)
	2006	2005	Change	%
Sales	$6,182,130	$6,373,909	$(191,779)	(3.0)
Cost of Sales	3,672,148	3,719,049	46,901	1.3

Gross Profit	2,509,982	2,654,860	(144,878)	(5.5)
Operating Expenses	3,563,650	4,191,970	628,320	15.0

Loss from Operations	(1,053,668)	(1,537,110)	483,442	31.5
Other Income (Expense)	126,896	(16,007)	142,903	892.8

Net Loss	$(926,772)	$(1,553,117)	$626,345	40.3

PART 1 — FINANCIAL INFORMATION
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Planet Technologies, Inc. and Subsidiary
The Company’s net sales decreased by $191,779, from $6,373,909 in 2005, to $6,182,130 in 2006 due to softening demand in the third quarter of 2006 versus the third quarter of 2005. Also contributing to the reduction was the elimination of a dedicated outbound effort in the third quarter of 2006.
Overall gross margin, as a percentage of sales, decreased slightly from 41.7% for the nine months ended September 30, 2005, to 40.6% for the same period in 2006. This increase in gross margin is a reflection of the change in product mix.
Operating expenses decreased by $628,320, totaling $4,191,970 for the nine months ended September 30, 2005, to $3,563,650 for the same period in 2006. This decrease reflects the reduction of costs associated with the consolidation of all operations into one location. The decrease was partially offset by stock-based compensation expense of $222,981 as well as amortization of intangibles of $198,750.
Other income and expenses increased by $142,903, from an expense of $16,007 for the nine months ended September 30, 2005, to income of $126,896 for the same period in 2006. This increase reflects revenue received for website advertising by a third party of $52,288. In addition, the Company recognized income of $92,000 for the preparation and inclusion of a third party’s insert into our catalog. This income was recognized over the estimated useful life of the insert. These transactions are non-recurring and the Company’s current business plan does not contemplate directing resources to these activities and, accordingly, these amounts are included in other income. Included in other income and expenses is interest expense which decreased from $11,950 for the nine months ended September 30, 2005 to $11,186 for the same period in 2006. This decrease was due to reductions on interest expense from debt approaching maturity which was offset by interest on the new note payable of $8,458. The Company also recognized a charge for the change in the fair value of the derivative liability in the amount of $768.
On October 11, 2006, the Company became aware of a security breach to its website. Upon discovery, the website was immediately taken offline, local and federal law enforcement agencies as well as credit card service providers were notified and an investigation commenced to assess the full extent of the breach. As of this filing, the investigation is ongoing and, as such, the Company cannot make a determination as to whether any customer financial information has been compromised and to what extent. The Company’s website was repaired and tested by system experts and restored to full operation on October 27, 2006.
For the period during which customers were unable to place an order on the Company’s website, it is unknown what effect, if any, this had on Company sales. In addition, it is anticipated the Company will incur increased legal, accounting and IT consulting expenses for the fourth quarter of 2006 and perhaps subsequent periods as a result of the breach. At this time, management does not anticipate that either the loss of sales or increased expenses will have a material adverse effect on the results of operations.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents totaled $194,874 at September 30, 2006. Although the Company used cash totaling $649,075 for its operations during the nine-month period, the Company also paid principal payments totaling $88,082 on notes payable. During the period, the Company issued two notes payable to a shareholder totaling $500,000.
The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Successful transition to profitable operations is dependent upon obtaining a level of sales adequate to support the Company’s cost structure. The Company has suffered recurring losses resulting in an accumulated deficit of $6,137,663 as of September 30, 2006. Management intends to continue to finance operations primarily through its ability to generate cash flows from equity offerings. However, there can be no assurance that the Company will be able to obtain such financing or internally generate cash flows, which raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the potential inability of the Company to continue as a going concern.
Inventory levels decreased only $1,862 during the nine-month period. Accounts payable and accrued expenses decreased by $305,889 from $1,503,175 at December 31, 2005 to $1,197,286 at September 30, 2006 due to lower purchases during the period.
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

PART 1 — FINANCIAL INFORMATION
Item 3 — Controls and Procedures
Planet Technologies, Inc. and Subsidiary
ITEM 3. CONTROLS AND PROCEDURES
The Company’s management with the participation of the Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective due to material weaknesses in the internal control over financial reporting described below.
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
During 2006, the Company has assigned a high priority to the short-term and long-term improvement of our internal control over financial reporting. Actions undertaken to address the material weaknesses described above include the hiring of additional qualified accounting staff to facilitate the reporting within the time periods specified by the SEC. Actions to address material weaknesses which we will undertake include the implementation of new accounting reporting software in the short-term to expedite the reporting function and an upgrade to the overall accounting software system in the long-term so that analysis and evaluation of information can be better processed within the time periods required by the SEC, among others.
Except as described above, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2006.

PART II — OTHER INFORMATION
Planet Technologies, Inc. and Subsidiary
Item 1 — Legal Proceedings:
     None.
Item 2 — Changes in Securities:
     None.
Item 3 — Defaults:
     None.
Item 4 — Submission of Matters to a Vote of Security Holders:
     On August 1, 2006, the Company held its 2006 Annual Meeting of Shareholders (“Meeting”). As of June 16, 2006, the record date of the Meeting, the number of shares of common stock of the Company issued and outstanding and entitled to vote was 3,986,368. The total number of shares represented and voted in person and by proxy was 2,849,643, or approximately 71% of the total shares issued and outstanding, thereby constituting a quorum for purposes of the Meeting.
The following individuals were elected to serve on the Board of Directors until the 2007 Annual Meeting of Shareholders:

Name	For	Against
Scott L. Glenn	2,754,647	16,556
H. Mac Busby	2,770,040	1,163
Ellen Preston	2,754,697	16,506
Michael Trinkle	2,754,647	16,556
Eric B. Freedus	2,754,697	16,506
Ed Steube	2,754,697	16,556
Michael Walsh	2,754,697	16,506
The following matters were voted upon, and approved, at the Meeting:
(a) The 2000 Stock Option Plan was amended to increase the number of shares reserved for issuance under the Plan from 350,000 to 2,000,000 shares by the following vote:
FOR: 2,044,673            AGAINST: 804,213            ABSTAIN: 744
(b) J.H. Cohn LLP were ratified and selected as the registered independent public accounting firm for the Company for the year ending December 31, 2006 by the following vote:
FOR: 2,329,968            AGAINST: 4            ABSTAIN: 712
(c) Change in state of incorporation of the Company from California to Delaware was approved by the following vote:
FOR: 2,248,113            AGAINST: 600,812            ABSTAIN: 718
Notwithstanding Shareholder approval of this Item, the Board of Directors has elected not to change the Company’s state of incorporation at this time.
No other matters were brought before the shareholders for vote at the Meeting.

2

PART II — OTHER INFORMATION
Planet Technologies, Inc. and Subsidiary
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
Item 6 — Exhibits:
     (a) Exhibits
Exhibit 12.2 Form of Note Payable from Windamere III, L.L.C.
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

Date: November 13, 2006	Planet Technologies, Inc.

/s/ Scott L. Glenn
Scott L. Glenn
Chief Executive Officer

/s/ Francesca DiNota
Francesca DiNota
Chief Financial Officer and
Chief Accounting Officer