Form 10KSB
period 2006-12-31
PLANET TECHNOLOGIES, INC
filed 2007-03-23
CIK 896861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Commission File No. 0-26804

PLANET TECHNOLOGIES, INC.

CALIFORNIA	33-0502606
(State or other jurisdiction of	(IRS Employer identification No.)
incorporation of organization)

96 Danbury Road
Ridgefield, CT	06877
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number (800)-255-3749
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, No Par Value
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
The issuer’s revenues for the year ended December 31, 2006 were $8,036,449.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting stock held by non-affiliates of the Issuer as of February 28, 2007, was $8,371,373, based on the average of the 4:00 p.m. closing bid and ask prices of $2.10 as reported on the Over-the-Counter Bulletin Board.
As of February 28, 2007, 3,986,368 shares of the Company’s Common Stock were outstanding and no shares of the Company’s Series A Preferred Stock were outstanding.
Transitional Small Business Disclosure Format (check one) ☐ Yes ☑ No

PLANET TECHNOLOGIES, INC.
FORM-10KSB
Year Ended December 31, 2006

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends that such statements shall be protected by the safe harbors provided for in such sections. Such statements are subject to risks and uncertainties that could cause the Company’s actual results to vary materially from those projected in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: our need for additional capital, fluctuations in operating results, continued new product introductions, market acceptance of our new product introductions, new product introductions by competitors, technological changes in the industry and those factors discussed in this section as well as those sections entitled “Risk Factors,” and in “Item 6 – Management’s Discussion and Analysis or Plan of Operations.”

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
With the Merger, Planet has added to its stable of allergen control products, and has incorporated ACP’s core business strategy. This core strategy is to supply a complete range of high quality, branded products to physicians’ patients who are allergy sufferers, as well as to previous customers. Promotion is executed through (a) distribution of catalogs to physicians’ offices for subsequent re-distribution to patients, (b) distribution of catalogs directly to previous customers and (c) selective e-commerce marketing initiatives. Customer transactions are primarily handled through our in-bound call center and website. In addition to this core business strategy, we also sell selective products on a wholesale basis to domestic retailers as well as to international distributors.
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

Encasings: We offer three encasing product lines, each with distinct levels of allergen barrier effectiveness, comfort, durability and price. Our Allergy Control®, Pristine® Complete and Allergy Control Pristine® Relief encasings use micro-fiber fabrics. Allergy Control® Economy encasings use laminated fabrics.
Blankets: We offer Snuggable® blankets, which are made from a top quality 300-weight Polartec® fleece, which has a high level of softness and warmth without extra weight. Allergy sufferers benefit from their use specifically because the blankets hold up exceptionally well through repeated hot water washing, which is the recommended process to eliminate allergens.
Comforters: As with our encasings, our comforters are manufactured with the most advanced Pristine® encasing fabric. They deliver complete dust mite and pet allergen protection, are luxuriously soft and breathable similar to fine cotton linens and also includes an anti-microbial treatment. The comforters are available in both light and heavier weights.
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

• Air Cleaners: Austin Air®, Blueair®, Honeywell® and Whirlpool®.

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
Research and Development
We are not actively developing new products, although the Company has historically worked with consultants, filter-testing labs, media manufacturers and filter manufacturers to develop new enhanced filters, and various third parties to develop new bedding products and product line extensions. The Company did not spend any money on research and development for the years ended December 31, 2006 and December 31, 2005 respectively.
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
Employees
As of December 31, 2006, the Company had 25 full-time and 4 part-time employees, all of whom are located at our Connecticut facility.
Properties
The Company maintains executive offices and warehouse space located in approximately 13,317 square feet of leased space at 96 Danbury Road, Ridgefield, CT 06877, subject to a lease, which terminates September 30, 2007, at a monthly rental amount of $14,288. We lease additional warehouse space in Connecticut as needed from time to time.

Risk Factors
We have experienced losses, we expect future losses and we may not become profitable. For the years ended December 31, 2006 and 2005, we had net losses of $1,202,242 and $1,508,195, respectively. As of December 31, 2006, we had an accumulated deficit of $6,413,133. Since we have historically incurred net losses, we expect this trend will continue until some indefinite date in the future. We may not be able to sustain or increase profitability on a quarterly or annual basis.
We will require additional capital, which may not be available. Our capital requirements will depend on many factors, including:
•	the cost of information technology upgrades and enhancements;

•	The cost of developing existing and new markets for our products; and

•	Regulatory and associated costs of being a public entity.
At December 31, 2006, current liabilities exceeded current assets by $865,720. We anticipate that our planned operational improvements and existing resources combined with future revenues will enable us to maintain our current and planned operations through December 31, 2007. However, changes in our plans or other events affecting our operating expenses, such as acquisition opportunities, may cause us to expend our existing resources sooner than expected.
We may seek additional funding through private placements of stock or strategic relationships. However, the uncertainty as to our future profitability may make it difficult for us to secure additional financing on acceptable terms, if we are able to secure additional financing at all. Insufficient funds may require us to delay, scale back or eliminate some or all of our activities.
Our independent registered public accounting firm has raised substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Successful transition to profitable operations is dependent upon obtaining a level of sales adequate to support the Company’s cost structure. The Company has suffered recurring losses resulting in an accumulated deficit of $6,413,133 as of December 31, 2006. Management intends to continue to finance operations partially through its potential ability to generate cash flows from debt and equity offerings. However, there can be no assurance that the Company will be able to obtain additional financing or internally generate cash flows, which may impact the Company’s ability to continue as a going concern. Our independent registered public accounting firm has included an explanatory paragraph in their opinion dated March 13, 2007, that there is substantial doubt about Planet’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the potential inability of the Company to continue as a going concern.
We will be required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. Failure to timely comply with the requirements of Section 404 or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our debt securities.
We are not currently an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Beginning with our Annual Report for the year ending December 31, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include an internal control report with our Annual Report on Form 10-KSB. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Additionally, for the fiscal year ended December 31, 2008 our independent registered public accounting firm will be required to issue reports on management’s assessment of our internal control over financial reporting and their evaluation of the operating effectiveness of our internal control over financial reporting. Our assessment requires us to make subjective judgments and our independent registered public accounting firm may not agree with our assessment.
Achieving compliance with Section 404 within the prescribed period may require us to incur significant costs and expend significant time and management resources. If we are not able to complete the assessment under Section 404 in a timely manner, we and our independent registered public accounting firm would be unable to conclude that our internal control over financial reporting is effective as of December 31, 2007. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our debt securities. In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively. We will continue to consistently improve our internal control over the financial reporting with our best efforts and we plan to engage assistance from outside experts in doing so.
Internet Sales Risk: Web sales represent approximately 35% of the Company’s sales. There are certain risks associated with the Company’s web based sales, including without limitation, risk that hackers may breach the Company’s security systems, resulting in system failures and theft of confidential information. On October 11, 2006, the Company determined that there had been a breach of the system hosting the Company’s web based sales and that as a result of such breach, customer information may have been compromised. For the period October 12, 2006 through October 26, 2006, the customers of the Company were unable to order through the internet. Since that time, the Company has taken certain steps to improve website security, including without limitation, the Company has moved its website to a dedicated server and the Company has contracted with Verisign to scan for security breaches. As a result of the breach, the Company was charged $30,000 by its credit card processing company. Should the Company’s website and internet order system be the victim of a subsequent breach and loss of customer confidential information, the Company could be subject to greater penalties, including monetary penalties and refusal of credit card companies to process the Company’s web based orders. While the Company has taken steps to improve the security of its website and internet order system, inherent risk associated with such internet based systems as with all internet based orders, remains.
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
Management believes that Planet can grow through the acquisitions of other allergy-related companies as part of a “roll-up” strategy. The acquisition of other companies is uncertain and contains a variety of business risks, including: cultural differences, the retention of key personnel, competition, protection of intellectual property, profitability, industry changes and others.
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
Future sales of our common stock by existing shareholders under Rule 144 could decrease the trading price of our common stock. As of December 31, 2006, a total of approximately 3,872,900 shares of outstanding common stock were “restricted securities” and could be sold in the public markets only in compliance with rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell, in brokerage transactions, an amount not exceeding in any three-month period the greater of either (i) 1% of the issuer’s outstanding common stock or (ii) the average weekly trading volume in the securities during a period of four calendar weeks immediately preceding the sale. Persons who are not affiliated with the issuer and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of our common stock by present shareholders under Rule 144 could have a depressive effect on the price of our common stock. As of August 2007, of the approximately 3,872,900 restricted shares, approximately 3,808,500 of those shares will have been held for two (2) years, and could be subject to the restrictions being lifted pursuant to Rule 144(k).
Our directors and executive officers beneficially own approximately 50.3% of our stock, including stock options and warrants exercisable within 60 days of January 1, 2007; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on our stock price; shareholders may be unable to exercise control. As a result, our executive officers, directors and affiliate persons will have significant ability to:
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
ITEM 2. DESCRIPTION OF PROPERTY
The Company maintains executive offices and warehouse space located in approximately 13,317 square feet of leased space at 96 Danbury Road, Ridgefield, CT 06877, subject to a lease, which terminates September 30, 2007, at a monthly rental amount of $14,288. The Company leases additional warehouse space in Connecticut as needed from time to time.
ITEM 3. LEGAL PROCEEDINGS
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Previously reported on Form 10QSB.
PART II.
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
The Company’s Common Stock trades on the OTC.BB under the symbol “PLNT.OB.” The following table sets forth the high and low sales prices of the Company’s Common Stock for the period from January 1, 2005 through December 31, 2006 as furnished by the OTC.BB. These prices reflect prices between dealers without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

	Trade Prices
	High	Low
Fiscal year ended December 31, 2005
First Quarter	$3.00	$0.70
Second Quarter	4.25	1.25
Third Quarter	5.00	2.70
Fourth Quarter	5.00	1.25
Fiscal year ended December 31, 2006
First Quarter	4.00	1.55
Second Quarter	3.50	1.32
Third Quarter	2.50	1.00
Fourth Quarter	4.40	1.01
On February 28, 2007, the last reported sale price of the Company’s Common Stock on the Over-the-Counter Bulletin Board was $2.10 per share. As of February 28, 2007, there were 196 holders of record of the Company’s Common Stock with 3,986,368 shares outstanding. The market price of shares of common stock, like that of the common stock of many other emerging growth companies, has been and is likely to continue to be highly volatile.

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
None.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Overview
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Planet evaluates its estimates and judgments on an ongoing basis. Planet bases its estimates on historical experience and on assumptions that it believes to be reasonable under the circumstances. Planet’s experience and assumptions form the basis for its judgments about the carrying value of its assets and liabilities that are not readily apparent from other sources. Actual results may vary from what Planet anticipates and different assumptions or estimates about the future could change Planet’s reported results. Planet believes the following accounting policies are the most critical to Planet, in that they are important to the portrayal of its financial statements and they require Planet’s most difficult, subjective or complex judgments in the preparation of its financial statements:
Revenue Recognition
The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (“SAB 101”) as amended by SEC Staff Accounting Bulletin 104, “Revenue Recognition, revised and updated” (“SAB 104”), which stipulates that revenue generally is realized or realizable and earned, once persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. The Company recognizes revenue from product sales upon shipment of goods. A provision for potential warranty claims is provided for at the time of sale, based upon warranty terms and the Company’s prior experience.
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
Years Ended December 31, 2006 and 2005

			Favorable
			(Unfavorable)
	2006	2005	Change	%
Net sales	$8,036,449	$3,903,970	$4,132,479	106
Cost of sales	4,720,893	2,185,551	2,535,342	116

Gross profit	3,315,556	1,718,419	1,597,137	93

Operating expenses	4,625,754	3,083,036	(1,542,718)	50

Loss from operations	(1,310,198)	(1,364,617)	54,419	(4)

Other income (expense)	107,956	(143,578)	251,534	(175)

Net loss	$(1,202,242)	$(1,508,195)	$305,953	(20)

The inclusion of the Subsidiary’s financial results for the full year ended December 31, 2006 compared to a partial year from its acquisition on August 11 through December 31 for 2005 resulted in material year over year increases in sales, cost of sales and operating expenses. These increases are not necessarily indicative of future year over year comparisons.
The net loss for the year ended December 31, 2006, was $1,202,242 compared to a net loss of $1,508,195 for the year ended December 31, 2005. The Company’s net sales were $8,036,449 for the year ended December 31, 2006 compared with $3,903,970 for the year ended December 31, 2005. This increase of $4,132,479 reflects the Subsidiary’s sales for a full year in 2006 compared to a partial year for 2005. The net loss improvement in 2006 reflects the cost savings associated with the integration of operations to one location offset by higher amortization of intangibles and the initial recording of stock-based compensation in 2006 of $307,150 as required under SFAS 123R, “Share-Based Payment” (“SFAS 123R”).
Overall gross profit, as a percentage of sales, was 41.3% for the year ended December 31, 2006 compared to 44.0% for the same period in 2005. This decrease in gross profit is due to the inclusion of the Subsidiary’s sales for the entire year in 2006 compared to a partial year in 2005, which are broadly based and emphasize bedding products, that have a higher cost of sales than Planet’s sales, and are more narrowly focused on higher margin filter product sales.
Total operating expenses increased to $4,625,754 for the year ended December 31, 2006 from $3,083,036 for the year ended December 31, 2005. The increase of $1,542,718 largely reflects the higher level of general and administrative expenses associated with the larger Subsidiary operation for a full year in 2006 compared to a partial year in 2005, offset by the cost reductions resulting from the integration of operations to one location. In addition, the increase includes amortization of intangibles of $265,000 for 2006 compared to $103,096 for 2005 and stock option compensation of $307,150 for 2006.
Other income was $107,956 for the year ended December 31, 2006 compared to other expense of $143,578 for the same period in 2005. The $251,534 change includes the addition of $157,806 in advertising revenue and the elimination of amortization for the derivative liability in 2006, which was $81,606 in 2005. Interest expense was minimally higher in 2006, increasing to $20,064 in 2006 from $14,558 in 2005, reflecting the accrued interest on new borrowings which were offset by the reduced interest on a prior note to a shareholder which was paid off during year.

Years Ended December 31, 2005 and 2004

			Favorable
			(Unfavorable)
	2005	2004	Change	%
Net sales	$3,903,970	$1,180,382	$2,723,588	231
Cost of sales	2,185,551	407,811	(1,777,740)	436

Gross profit	1,718,419	772,571	945,848	122

Operating expenses	3,083,036	1,298,812	(1,784,224)	137

Loss from operations	(1,364,617)	(526,241)	(838,376)	159

Other income (expense)	(143,578)	(247,317)	103,739	(42)

Net loss	$(1,508,195)	$(773,558)	$(734,637)	95

The inclusion of the Subsidiary’s financial results from its acquisition on August 11, 2005 through December 31, 2005 resulted in material year over year increases in sales, cost of sales and operating expenses. These increases are not necessarily indicative of future year over year comparisons.
We expect that future gross margins could be somewhat lower than that experienced in the year ended December 31, 2005, as a result of the Subsidiary’s lower margin financial results being included for only a portion of the reporting period.
The net loss for the year ended December 31, 2005, was $1,508,195, compared to a net loss of $773,558 for the year ended December 31, 2004. The Company’s net sales increased by $2,723,558 to $3,903,970 for the year ended December 31, 2005, from $1,180,382 for the same period in 2004. The net loss for the 2005 includes costs related to the integration of the entities after the merger as well as amortization of intangibles of $103,096. The year over year increase in net sales is due to the addition of sales from the Subsidiary from August 12, 2005 through December 31, 2005. This factor also accounts for the year over year decrease in net loss as a percentage of net sales, as the addition of the Subsidiary’s larger and broader base of sales improves Planet’s relative cost efficiency.
Overall gross profit, as a percentage of sales, decreased to 44.0% for the year ended December 31, 2005 from 65.5% for the same period in 2004. This decrease in gross profit is due to the inclusion of the Subsidiary’s sales, which are broadly based and emphasize bedding products, that have a higher cost of sales than Planet’s sales, and are more narrowly focused on higher margin filter product sales.
For the year ended December 31, 2005, total operating expenses increased by $1,784,224 over the operating expenses for the same period in 2004. This increase largely reflects the higher level of sales, as well as general and administrative expenses associated with the larger Subsidiary operation.
Other expenses decreased to $143,578 for the year ended December 31, 2005, from $247,317 for the same period in 2004. The $103,739 decrease in other expenses includes a $185,177 reduction of interest expense related to former shareholder debt that was converted to stock when the Company was purchased in November 2004. This reduction was offset by increases in interest expense related to the amortization of the derivative liability of $81,606.

Proforma Statements of Operations Data
The following table sets forth certain items in Planet’s Proforma Statements of Operations for the periods indicated, which combine the operations of Planet and ACP as if the merger had been completed on January 1, 2005.
Years Ended December 31, 2006 and 2005

			Favorable
	Actual		(Unfavorable)
	2006	Proforma 2005	Change	%
Net sales	$8,036,449	$8,689,314	$(652,865)	(8))
Cost of sales	4,720,893	4,989,547	268,654	(5)

Gross profit	3,315,556	3,699,767	(384,211)	(10)

Operating expenses	(4,625,754)	(5,804,194)	1,178,440	(20)

Loss from operations	(1,310,198)	(2,104,427)	794,229	(38)

Other income (expense)	107,956	(206,929)	314,885	(152)

Net loss	$(1,202,242)	$(2,311,356)	$1,109,114	(48)

The net loss for the year ended December 31, 2006 was $1,202,242 compared to a proforma loss of $2,311,356 for the year ended December 31, 2005. The Company’s net sales were $8,036,449 for the year ended December 31, 2006 compared to proforma sales of $8,689,314 for the year ended December 31, 2005. The $652,865 sales decrease was primarily due to a reduction in sales of filter products which the Company has been experiencing due to increased competition.
The gross profit, as a percentage of sales, was 41.3% for the year ended December 31, 2006 compared to a proforma 42.6% for the year ended December 31, 2005. This decrease is primarily due to decreases in sales of filter products which have a higher margin than other products sold.
Operating expenses for the year ended December 31, 2006 totaled $4,625,754 compared to a proforma of $5,804,194 for the year ended December 31, 2005. This $1,178,440 decrease reflects cost savings from the integration of operations from California to Connecticut after the merger of approximately $950,000 and the elimination of non-recurring merger-related expenses for the Subsidiary during 2005 of approximately $700,000. These reductions were offset by increases to amortization from $103,096 in 2005 to $265,000 for 2006 as well as the inclusion of stock-based compensation in 2006 in the amount of $307,150.
Other income/expenses increased to income of $107,956 for the year ended December 31, 2006, from a proforma expense of $206,929 for the same period in 2005. The $314,885 change is due to the addition of advertising revenue of $157,806 in 2006, a reduction in charge for change in derivative liability of $79,718 and the gain on the disposal of assets of $2,102 in 2006 compared to an expense of $110,218 in 2005 associated with the disposal of assets related to the merger. Interest expense was minimally higher in 2006, increasing to $20,064 in 2006 from $14,558 in 2005, reflecting the accrued interest on new borrowings which were offset by the payoff of a prior note payable to a shareholder.
Off Balance Sheet Arrangements
None.

Liquidity And Capital Resources
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Successful transition to profitable operations is dependent upon obtaining a level of sales adequate to support the Company’s cost structure. The Company has suffered recurring losses resulting in an accumulated deficit of $6,413,133 and a working capital deficiency of $865,720 as of December 31, 2006. Management intends to continue to finance operations partially through its potential ability to generate cash flows from debt and equity offerings. However, there can be no assurance that the Company will be able to obtain additional financing or internally generate cash flows, which may impact the Company’s ability to continue as a going concern. Our independent registered public accounting firm has included an explanatory paragraph in their opinion dated March 13, 2007, that there is substantial doubt about Planet’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the potential inability of the Company to continue as a going concern.
Cash and cash equivalents totaled $162,160 at December 31, 2006. The Company used cash totaling $650,606 for its operations during the year ended December 31, 2006 compared to $1,303,443 for the year ended December 31, 2005. This improvement was achieved through consolidation of operations to one location and various cost reduction initiatives. During 2007, management plans to implement additional initiatives to enhance revenue and reduce expenses. Potential revenue enhancement initiatives include upgrading and augmenting the Company’s physician office brochure presence and expanding its commitment to paid search marketing for increased internet sales. Potential expense reduction initiatives include improving gross margin by reducing costs associated with the manufacture of its encasing products, as well as improving efficiency by maintaining lower staffing levels initially achieved during the final quarter of 2006. These combined initiatives should allow the Company to generate positive cash flow from operations in 2007.
During 2006, the Company repaid a note payable to a shareholder in the amount of $118,282 and obtained $500,000 of financing in the form of two notes payable from a shareholder.
Inventory levels decreased $90,523 from $577,332 at December 31, 2005 to $486,809 at December 31, 2006, reflecting the elimination of contract sewer and related inventory. Accounts payable and accrued expenses decreased by $255,490, from $1,503,175 at December 31, 2005 to $1,247,685 at December 31, 2006, reflecting the payments of liabilities assumed from the Merger.
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
Recent Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes (as amended) – an interpretation of Statement of Financial Accounting Standards 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to implement FIN 48 beginning in 2007 and will evaluate the impact that adopting FIN 48 will have on its consolidated statement of financial position and results of operations.
In September 2006, the FASB issued SFAS 157, “Fair-Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Management is evaluating the impact of SFAS 157, effective January 1, 2008, but does not currently expect the adoption of SFAS 157 to have a material impact on its consolidated financial condition and results of operations.
ITEM 7. FINANCIAL STATEMENTS
The information required by this item is included in the Appendix attached hereto.
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 8A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2006, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
As part of the communications by J.H. Cohn LLP (“JHC”), our registered public accounting firm, with our audit committee with respect to JHC’s audit for the year ended December 31, 2005, JHC informed the Audit Committee that there were deficiencies in the Company’s internal control procedures which constituted a material weakness under standards established by the Public Company Accounting Oversight

Board, or PCAOB. During 2006, the Company made the necessary changes and improvements required to correct these deficiencies.
Other than implementing the corrections to the 2005 deficiencies, there have been no other changes in the Company’s internal control over financial reporting during the annual period ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 8B. OTHER INFORMATION
None.
PART III.
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
Directors and Executive Officers.
The names of directors and executive officers and certain information about each person is set forth below:

Name	Age	Principal Occupation
Scott L. Glenn	57	Chairman of the Board of Directors, President and Chief Executive Officer and Business Executive
Eric B. Freedus	57	Director, Attorney
H.M. Busby	68	Director, Private Investor
Michael Trinkle	54	Director, Business Executive
Ellen M. Preston	52	Director, Business Consultant
Edward J. Steube	63	Director, President of Allergy Control Products, Inc.
Michael Walsh	47	Director, Business Executive
Francesca DiNota	44	Chief Financial Officer, Chief Accounting Officer, Secretary
Bret Megargel	37	Vice President

Scott L. Glenn was elected to the Board and appointed Chairman, President and Chief Executive Officer of Planet in November 2004. Since October 2000 he, or an affiliated entity controlled by him, has been the Manager and a member of Allergy Free, LLC. (Currently AF Partners, LLC, a major shareholder of the Company.) Mr. Glenn is also the Managing Partner of Windamere Venture Partners and its funds, Windamere LLC, Windamere II and Windamere III, LLC, and has been since 1996. Concurrently, he serves as Chairman, President/CEO of Kanisa Pharmaceuticals, Inc. and is a director and founder of GlobalEdge, Inc., Cadence Pharmaceuticals, Oculir, Inc., Somaxon Pharmaceuticals. Previously, from 1988 until 1995, Mr. Glenn served as President/CEO, and then Chairman of Quidel Corporation, a leading point of care diagnostic business. Before serving in those capacities from 1983 through 1988, Mr. Glenn was vice president of development/operations of Quidel. From 1984 to 1992, Mr. Glenn served in numerous management positions, including Division/General Manager at Allergan Pharmaceuticals, Inc. Mr. Glenn has a Bachelor of Science degree in Finance and Accounting from California State University at Fullerton.
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
Michael Walsh is the President and Chief Executive Officer of Proprius Pharmaceuticals, Inc. a specialty pharmaceutical company focused on rheumatology and autoimmune diseases. Mr. Walsh served as Executive Chairman at Prometheus Laboratories, a specialty pharmaceutical company, where he previously held the positions of President, Chief Operating Officer, and Chief Executive Officer. Previously, Mr. Walsh was with Quidel Corporation in a number of senior executive roles including Director of Worldwide Marketing and Business Development and Director of European Operations. Mr. Walsh has a B.S. from the University of Notre Dame and an M.B.A. from Pepperdine University.
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
During 2006, each Board member attended 75% or more of the aggregate of the meetings of the Board, and of the meetings of the committees on which he or she served, held during the period for which he or she was a member, respectively.
The Audit Committee has reviewed and discussed the audited financial statements with management, and the Audit Committee has discussed with the independent registered public accounting firm the matters required to be discussed under Statement on Auditing Standards 61, “Communications with Audit Committees”. Further the Audit Committee has received the written disclosures and the letter from the independent registered public accounting firm required in the Independence Standards Board Standard #1 and has discussed with the independent registered public accounting firm their independence. Based on the review of the financial statements and discussions with management and the independent registered public accounting firm, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in this annual report. The Audit Committee is comprised of Mike Trinkle and H. M. Busby. Mr. Busby, as former Chief Financial Officer of Planet, serves as the committee’s financial expert.
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
To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were filed.
ITEM 10. EXECUTIVE COMPENSATION
Compensation of Directors and Executive Officers
Directors and Executive Officers may be granted options to purchase Common Stock under the Company’s 2000 Stock Incentive Plan (“Plan”). As of August 2006, the Shareholders approved an amendment to the 2000 Incentive Plan to increase the authorized number of shares to 2,000,000 shares.
During 2006, the Board granted stock options to (a) Mr. Freedus, Mr. Busby, Mr. Trinkle, Mr. Walsh and Ms. Preston to purchase 10,000 shares of Planet common stock at an exercise price of $1.01 per share as compensation for serving as a director, (b) Ms. DiNota to purchase 15,000 shares at an exercise price of $1.01 for serving as an officer of the company, (c) Mr. Megargel to purchase 18,000 shares at an exercise price of $3.00 per share as compensation for serving as officer. Directors are reimbursed for reasonable travel expenses incurred in connection with attendance at Board meetings, or any committee meetings, or otherwise in connection with their service as a director.
Under the terms of his contract, Mr. Scott Glenn, the President and CEO of the Company, has foregone a salary in exchange for receipt of stock options until such a time when the Company has the financial resources to compensate him in amounts comparable to CEOs of other similar companies. For the years ended December 31, 2006 and 2005, the stock-based compensation expense related to the options held by Mr. Glenn totaled $144,433 and $102,030, respectively.

The following table sets forth, for the fiscal years ended December 31, 2006, 2005, and 2004 certain compensation awarded or paid to, or earned by the Company’s Executive Officers.
Summary Compensation Table

		Annual Compensation					Long-Term Compensation
							Awards			Payouts
					Other		Restricted	Securities		LTIP	All Other
					Annual		Stock	Underlying		Payouts	Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)	Compensation ($)		Awards ($)	Options/SARs(#)		($)	($)
Scott Glenn	2006	$1,199		$—	$—		$—	—		$—	$—
Chairman, Chief Executive	2005	$1,289		$—	$—		$—	99,000	(1)	$—	$—
Officer	2004	$—		$—	$—		$—	100,543	(2)	$—	$—
Francesca DiNota	2006	$124,846		—	$—		$—	15,000	(3)	$—	$—
Chief Financial Officer,	2005	$43,846	(4)	—	$—		$—	35,000	(4)	$—	$—
Secretary as of 4/18/2006	2004	$—		—	$—		$—	—		$—	$—
Edward Steube	2006	$200,000			$—		$—	—		$—	$—
Chief Executive Officer	2005	$73,076	(4)	$—	$—		$—	120,000	(4)	$—	$—
Subsidiary	2004	$—		$—	$—		$—	—		$—	$—
Bret Megargel	2006	$1,199		$—	$—		$—	18,000	(5)	$—	$—
Vice-President,	2005	$155,135	(6)	$—	$—		$—	48,000	(6)	$—	$—
Secretary until 4/18/2006	2004	$—		$—	$—		$—	—		$—	$—
H.M. Busby	2006	$—		$—	$—		$—	10,000	(7)	$—	$—
Former Chief Executive	2005	$—		$—	$—		$—	10,000	(8)	$—	$—
Officer, President and Chief Financial Officer	2004	$—		$—	$29,630	(9)	$—	500	(9)	$—	$—
Robert J. Petcavich	2006	$—		$—	$—		$—	—		$—	$—
Former Chairman and	2005	$—		$—	$—		$—	—		$—	$—
Chief Technical Officer	2004	$—		$—	$—		$—	500	(10)	$—	$—
Leslie White	2006	$—		$—	$—		$—	—		$—	$—
Former Chief Financial	2005	$29,670	(11)	$—	$—		$—	30,000	(12)	$—	$—
Officer and Secretary	2004	$52,031	(11)	$—	$—		$—	—		$—	$—

1.	Options granted January 25, 2005 for 25,000 shares at an exercise price of $3.50 as well as options granted on August 10, 2005 for 74,000 shares at an exercise price of $2.70.

2.	Options granted on November 30, 2004, with an exercise price of $3.50 per share.

3.	Options granted on October 17, 2006 at an exercise price of $1.01.

4.	Compensation from August 11, 2005 through December 31, 2005 and options granted on August 10, 2005, with an exercise price of $2.70.

5.	Options granted on January 24, 2006 at an exercise price of $3.00.

6.	Compensation paid to Mr. Megargel as Vice President of Marketing and Business Development and 30,000 options granted January 25, 2005, with an exercise price of $3.00 and options granted on August 10, 2005 for 18,000 shares, with an exercise price of $2.70.

7.	Options granted on October 17, 2006 at an exercise price of $1.01 for compensation as a director.

8.	Options granted January 25, 2005, for compensation as a director.

9.	Consulting fees paid to Mr. Busby for his services and options granted November 17, 2004 for compensation as a director.

10.	Options granted November 17, 2004, for compensation as a director.

11.	Ms. White is employed by Conception Technologies, L.P., a California limited partnership, and from 2003 to 2005 devoted approximately fifty percent (50%) of her time to the Allergy Free business (and after December 1, 2004 to Planet Technologies, Inc.) The Companies reimbursed Conception for fifty percent (50%) of the compensation paid to Ms. White as reflected in the table. In 2005, Ms. White resigned and the table reflects compensation paid through August 31, 2005.

12.	Options granted on January 25, 2005 with an exercise price of $3.00.

Stock Option Grants and Exercises
The Company’s Executive Officers are eligible for grants of options under the Company’s 2000 Stock Incentive Plan (“Plan”). As of December 31, 2006, there were 1,430,387 available for grant under the Plan.
The following tables set forth information with respect to the stock options issued to Executive Officers for the fiscal year ended December 31, 2006 and information with respect to the number of securities underlying exercised options held by the Executive Officers as of December 31, 2006, and the value of unexercised in-the-money options (i.e., options for which the current market value of the Common Stock underlying such options exceeds the exercise price):

		Percent of Total	Exercise
	No. of Securities	Options Granted to	Price
Name	Underlying Options	Employees	($/share)	Expiration Date
Francesca DiNota Chief Financial Officer	15,000	18.1%	$1.01	October 17, 2016
Bret Megargel, Vice President	18,000	21.7%	$3.00	January 24, 2016
Aggregated Option Exercises Last Fiscal Year and Fiscal Year End Option Values

	Shares		Number of Securities		Value of Unexercised In-the-
	Acquired		Underlying Unexercised		Money Options at Fiscal Year
	On	Value	Options at Fiscal Year End (2)}		End ($) (1)
Name	Exercise(#)	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Scott Glenn	-0-	-0-	89,783	109,760	$—	$—
Francesca DiNota	-0-	-0-	12,031	37,969	$—	$14,850
Edward J. Steube	-0-	-0-	41,250	78,750	$—	$—
Bret Megargel	-0-	-0-	48,000	18,000	$—	$—

(1)	Calculated based on the estimated fair market value of the Company’s Common Stock as of December 31, 2006, less the exercise price payable upon the exercise of such options. Such estimated fair market value as of December 31, 2006 was $2.00, the last transaction price posted at the close of trading on December 31, 2006.
Description of Employee Benefit Plans:
2000 Stock Incentive Plan
In 2000, the Company established a stock option plan, the 2000 Stock Option Plan, which provided for 500,000 shares of common stock for issuance. At the time of the merger with Allergy Free in 2004, the Plan was amended to increase the number of shares available to 5,000,000 shares, which were converted to 100,000 shares after the 50:1 reverse stock split. During 2005, the Plan was again amended to increase the number of shares available under the Plan to 350,000. In 2006, the Shareholders approved an increase to the number of shares available under the Plan to 2,000,000. The 2000 Option Plan provides for the discretionary grant of options, stock appreciation rights (“SARs”), and stock bonuses to employees and directors of and consultants to the Company. Options granted under the 2000 Plan may be either “incentive stock options,” as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-statutory stock options.

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
401(k) Plan
The Company provides a defined contribution 401(k) savings plan (the “401(k) Plan”) in which all full-time employees of the Company are eligible to participate. Eligible employees are permitted to contribute pre-tax salary to the 401(k) Plan subject to IRS limitations. Company contributions to the 401(k) Plan are at the discretion of the Board of Directors. There have been no Company contributions to the 401(k) Plan in 2006 or 2005.
Employment Agreements and Change in Control Arrangements
The Company has entered into an employment agreement with the President/CEO and Chairman of the Board of the Company for a three-year period, which expires on November 29, 2007. The contract provides for a salary of $100 per month (plus healthcare and other benefits) until it is determined by the Board that the Company can afford to pay compensation comparable to CEOs of other similar companies. In exchange for foregoing a salary, the Company granted stock options exercisable at the then fair market value at such time as may be required to maintain the aggregate number of stock options granted to an amount not less than five (5%) percent of the issued and outstanding stock of the Company (on a fully diluted basis) during his three year term of employment. For the years ended December 31, 2006 and 2005, the stock-based compensation expense related to the options held totaled $144,433 and $102,030, respectively.
During 2005, the Company entered into an employment agreement with the Subsidiary’s President and Chief Executive Officer and director for a four-year period, which expires in 2009. The contract provides for an annual salary of $200,000 (plus healthcare and other benefits) as well as a discretionary bonus for superior performance for exceeding sale, gross profit and profit plans for the year. The Company also granted stock options to acquire 120,000 shares of the Company’s common stock at $2.70 per share with 25% of the options vesting on August 10, 2006, and the balance at the rate of 1/36th of the balance per month, subject to any acceleration as provided under the Company’s 2000 Stock Option Plan.
In January 2005, the Company entered into an agreement with the Vice President of Marketing and Business Development, effective February 1, 2005, at an annualized salary of $96,000. In March 2005, the annual salary was increased to $192,000 and he was issued 30,000 shares of stock options at $3.00 with accelerated vesting if certain marketing and development objectives were met by year end. These options became fully vested in December 2005. In December 2005, the compensation was reduced to $100 per month and he was issued 18,000 additional stock options to purchase the Company’s stock at $2.70. These shares became fully vested during 2006. On January 24, 2006, he was issued 18,000 stock options at $3.00 under standard vesting as provided by the Company’s 2000 Stock Option Plan.
The Company has entered into a Consulting Agreement with Planet’s former CFO pursuant to which she retains the 30,000 options granted to her as Chief Financial Officer plus an hourly rate to be determined.
ITEM. 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS
Equity Compensation Plan Information

	(a)	(b)	(c)
Number of securities
	Number of securities	Weighted-average	remaining available for
	to be issued upon	exercise price of	future issuance under
	exercise of	outstanding	equity compensation
	outstanding options,	options, warrants	plans (excluding
Plan category	warrants and rights	and rights	securities in column (a)
Equity compensation plans approved by securityholders	569,613	$2.86	1,430,387 (2)
Equity compensation plans not approved by securityholders	N/A	N/A	N/A
Total	569,613	$2.86	1,430,387 (2)

(1)	There are no equity compensation plans not approved by the Shareholders.

(2)	The Company has 1,430,387 securities available for issuance under the 2000 Stock Option Plan
The following table sets forth certain information regarding the ownership of the Company’s Stock as of March 1, 2007 by: (i) each director and nominee for director; (ii) each of the Executive Officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent (5%) of any class of the Company’s Stock, based upon information reported to the Company or publicly available reports filed with the SEC.

		Beneficial Ownership
			Percentage of Class
Title of Class	Name and Address of Beneficial Owner	Number of Shares (1)	Owned (2)

Common	Scott L. Glenn (3)	1,754,903	44.0%
	6402 Cardeno Drive
	La Jolla, CA 92037
Common	Michael A. Trinkle (4)	61,581	1.5%
	3495 Via Zara Court
	Fallbrook, CA 92028
Common	Brett Megargel (5)	53,063	1.3%
	3912 Alameda Place
	San Diego, CA 92103
Common	Ellen Preston (4)	50,316	1.3%
	1825 Sheridan Avenue
	San Diego, CA 92103
Common	Edward J. Steube (6)	46,250	1.2%
	313 Central Parkway
	Mt. Vernon, NY 10552

		Beneficial Ownership
			Percentage of Class
Title of Class	Name and Address of Beneficial Owner	Number of Shares (1)	Owned (2)
Common	Francesca DiNota (7)	13,490	0.3%
	22 Post Gate Road
	Trumbull, CT 06611
Common	H.M. Busby (8)	12,730	0.3%
	3852 Alameda Place
	San Diego, CA 92103
Common	Eric B. Freedus (9)	6,861	0.1%
	1202 Ketner Blvd., Ste. 6000
	San Diego, CA 92101
Common	Michael Walsh (10)	4,354	0.1%
	P.O. Box 3215
	Del Mar, CA 92014
Common	All executive officers and directors as a group	2,003,549	50.3%
Common	Windamere III, LLC (11)	886,000	22.2%
	6402 Cardeno Dr.
	La Jolla, CA 92037
Common	John Dawson	600,000	15.1%
	Shorehaven Road
	Southport, CT 06855
Common	Fog City Fund, LLC	500,000	12.5%
	2100 Green Street, #102
	San Francisco, CA 94123
Common	William and Lisa Barkett	308,456	7.7%
	7544 Eads #F
	La Jolla, CA 92037

(1)	This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. These amounts include shares granted under the 2000 Stock Option Plan.

(2)	Percentage ownership is based upon the shares outstanding on February 28, 2007.

(3)	Includes 770,806 shares owned by AF Partners, LLC, which is controlled by Mr. Glenn and 886,000 shares owned by Windamere III, LLC, over which Mr. Glenn shares control (see Note (11) below). Includes 69,576 shares issuable upon exercise of stock options which expire in 2014 and began vesting in 2005, as well as 28,521 shares which expire on August 10, 2015 and began vesting on August 10, 2006.

(4)	Includes 500 shares issuable upon exercise of stock options which expire on November 17, 2014 and 5,208 shares which expire on January 25, 2015 and began vesting on January 25, 2006.

(5)	Includes 30,000 shares issuable upon exercise of stock options which expire on January 25, 2015 and 18,000 shares which expire on August 10, 2015 as well as 5,063 shares which expire on January 24, 2017 and which began vesting on January 24, 2007.

(6)	Includes 46,250 shares issuable upon exercise of stock options which expire August 10, 2015 and began vesting on August 10, 2006.

(7)	Includes 13,490 shares issuable upon exercise of stock options which expire August 10, 2015 and began vesting on August 10, 2006.

(8)	Includes 360 shares issuable upon exercise of stock options which expire in 2011, 500 shares which expire on November 17, 2014 and 5,208 which expire on January 25, 2015 and began vesting on January 25, 2006.

(9)	Includes 500 shares issuable upon exercise of stock options which expire on January 18, 2015, and 5,208 shares which expire on January 25, 2015, and which began vesting on January 25, 2006.

(10)	Includes 4,354 shares issuable upon exercise of stock options which expire on August 10, 2015, which began vesting on August 10, 2006.

(11)	Windamere III, LLC, is under the joint control of Mr. Glenn and St. Paul Traveler’s Companies, Inc., its affiliates Split-Rock Partners, LLC, and St. Paul Fire and Marine Insurance Company, whose business address is 385 Washington Street, St. Paul, Minnesota 55102.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
On November 30, 2004, Planet acquired all of the assets of Allergy Free, LLC, which is the historical business described in this 10-KSB for approximately 1.65 million shares of Planet stock (after giving effect to the reverse stock split), a convertible note of $274,300, and assumption of debt. The transaction was completed pursuant to an Asset Purchase Agreement between Planet and Allergy Free, LLC. (“Agreement”). As a result of the acquisition, Allergy Free’s historical financial information is included in the consolidated financial results of Planet. Allergy Free, LLC, was and is controlled by Scott Glenn, who became Planet’s Chairman, President and CEO.
Windamere III, LLC acquired 586,000 common stock shares in the Company which increased its holding in the Company to 22.2% of the outstanding shares. Fog City Fund, LLC acquired 500,000 common stock shares in the Company. With this acquisition, Fog City now owns 12.5% of the Company’s common stock.
During 2006, Windamere III, LLC loaned the Company $500,000 for one year at an interest rate of 7%. The uncollaterized notes are payable in the amount of $250,000 on June 1, 2007 and $250,000 on August 7 of 2007.
ITEM 13. EXHIBITS.
(a) 1. Financial Statements. Financial statements are attached as the Appendix to this report. The index to the financial statements is found on page F-1 of the Appendix.
     2. Exhibits.

Exhibit Number	Description.
2.1(8)	Asset Purchase Agreement dated March 18, 2004, between the Company and Allergy Free.

2.2(12)	Amendments to Asset Purchase Agreement dated March 18, 2004.

2.3(14)	Form of Agreement and Plan of Merger dated March 7, 2005, with Allergy Control Products and Jonathon T. Dawson.

3.1(1)	Restated Articles of Incorporation of the Registrant.

3.2(1)	Restated Bylaws of the Registrant.

3.3(11)	Certificate of Amendment of Articles of Incorporation of Company dated November 30, 2004.

Exhibit Number	Description.
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2(1)	Specimen Stock Certificate.

10.1(1)	Form of Indemnity Agreement entered into between the Registrant and certain of its executive officers and directors.

10.5(1)	Agreement to Assign Proprietary Rights between the Registrant and Dr. Robert J. Petcavich.

10.8(3)	Registrants 2000 Stock Incentive Plan (the “2000 Plan).

10.9(3)	Form of Incentive Stock Option Grant under the 2000 Plan.

10.10(3)	Form of Non-statutory Stock Option Grant under the 2000 Plan.

10.11(5)	Warrant to purchase Common Stock, March 20, 2001, issued by the Registrant to LBC Capital Resources, Inc.

10.12(6)	Form of Sale and License Agreement dated March 2003 with Agway, Inc. (animal feed products).

10.13(6)	Form of Sale and License Agreement dated March 2003 with Agway, Inc. (fruit and vegetable products).

10.14(6)	Form of First Amendment to License Agreement with Agway, Inc.

10.16(6)(7)	Form of Purchase Sale and License Agreement dated May 1, 2003, with Ryer Enterprises, LLC.

10.17(9)	Form of Amendment dated January 31, 2004, to Purchase, Sale and License Agreement with Ryer Enterprises, LLC.

10.18(10)	Form of Royalty Contract dated on or about June 2004 with Ryer, Inc.

10.19(13)	Form of Employment Agreement with Scott Glenn.

10.20(13)	Form of subscription agreement for 2004 private placement.

10.22 (14)	Form of Sub-Lease Agreement dated November 1, 2003, with Conception Technologies,L.P.

10.23 (14)	Form of License Agreement dated January 1, 1997, and amendments thereto, with Rick L. Chapman.

10.24 (14)	Form of Supply Agreement dated January 27, 2004, with American Metal Filter Company.

10.25 (14)	Form of Royalty Liquidation Trust dated as of November 29, 2004, with U.S. Bank.

10.26 (14)	Form of employment agreement effective February 1, 2005, with Bret Megargel

10.27(15)	Form of employment agreement effective August 2005, with Edward Steube

10.28(16)	Form of employment agreement effective October 1, 2005, with Tina Mendoza

10.29(17)	Form of agreement effective August 2005, with Crystal Research.

Exhibit Number	Description.
11.1(2)(4)	Statement of Computation of Common and Common Equivalent Shares.

12.1 (18)	Form of Agreement dated June 1, 2006 with Windamere III, LLC.

12.2 (19)	Form of Agreement dated August 7, 2006 with Windamere III, LLC.

14.1 (14)	Code of Business Conduct and Ethics.

23.1 (15)	Consent of J.H. Cohn LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form SB-2, as amended (No. 33-91984 LA) and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended December 31, 1999 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-38500) filed on June 2, 2000 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.

(5)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.

(6)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended December 31, 2002 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.

(8)	Previously filed as an exhibit to the Registrant’s Form 8K filed March 23, 2004 Report.

(9)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the quarter ended December 31, 2003.

(10)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

(11)	Previously filed as an exhibit to the Registrant’s Form 8K filed December 16, 2004 Report.

(12)	Previously filed as an exhibit to Registrant’s Proxy Statement dated October 20, 2004.

(13)	Previously filed as an exhibit to Registrant’s SB-2 dated February 4, 2005.

(14)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the quarter ended December 31, 2004.

(15)	Previously filed as an exhibit to the Registrant’s SB-2/A dated October 12, 2005.

(16)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the quarter ended December 31, 2005.

(17)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the quarter ended December 31, 2005.

(18)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006.

(19)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
For professional services rendered by the independent registered public accounting firm for the audit of the Company’s annual financial statements and reviews of financial statements included in the Company’s Form 10-QSB. The aggregate fees billed or to be billed by the Company’s independent registered public accounting firm, J.H. Cohn LLP, for 2006 and 2005 were $209,882 and $175,930, respectively.
Audit Related Fees
The aggregate fees billed in 2006 and 2005 by the Company’s independent registered public accounting firm for assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or reviews of the Company’s financial statements are in the amount of $3,000 and $8,500, respectively.
Tax Fees
No fees were billed in 2006 and 2005 by the Company’s independent registered public accounting firm for tax compliance, tax advice and tax planning.
All Other Fees
No fees were billed in 2006 and 2005 by the Company’s independent registered public accounting firm for any other services, other than Audit Fees and Audit Related Fees.

SIGNATURES
In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANET TECHNOLOGIES, INC.

Dated March 23, 2007	By: /s/ Scott L. Glenn
Scott L. Glenn
Chief Executive Officer

Dated March 23, 2007	By: /s/ Francesca DiNota
Francesca DiNota
Chief Financial Officer and Principal Accounting Officer
In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ellen Preston Ellen Preston	Director	March 23, 2007

/s/ H. M. Busby H. M. Busby	Director	March 23, 2007

/s/ Michael Trinkle Michael Trinkle	Director	March 23, 2007

/s/ Eric Freedus Eric Freedus	Director	March 23, 2007

/s/ Mike Walsh Mike Walsh	Director	March 23, 2007

/s/ Ed Steube Ed Steube	Director	March 23, 2007

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Planet Technologies, Inc.
We have audited the accompanying consolidated balance sheets of Planet Technologies, Inc. and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Planet Technologies, Inc. and Subsidiary as of December 31, 2006 and 2005, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No.123 (revised 2004), "Share-Based Payment."
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has experienced recurring net losses resulting in an accumulated deficit of $6,413,133 as of December 31, 2006. In addition, the Company has a working capital deficiency of $865,720 as of December 31, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ J.H. Cohn LLP
Jericho, New York
March 13, 2007

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$162,160	$436,844
Accounts receivable, less allowance for doubtful accounts of $34,189 and $4,311	196,095	274,727
Inventory, net	486,809	577,332
Other current assets	86,809	115,560

Total current assets	931,873	1,404,463
Property and equipment, net	27,349	70,756
Intangibles, net	1,176,904	1,441,904
Goodwill	1,363,025	1,363,025

Total	$3,499,151	$4,280,148

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$729,234	$1,153,831
Accrued expenses	518,451	349,344
Notes payable to shareholder	500,000	—
Derivative liability	—	118,282
Accrued warrant liability	49,908	67,500
Current portion of note and capital lease	—	19,223

Total current liabilities	1,797,593	1,708,180
Convertible note payable to shareholder	—	81,606

Total liabilities	1,797,593	1,789,786

Commitments

Shareholders’ equity:
Preferred stock, no par value, 4,250,000 shares authorized, no shares issued or outstanding	—	—
Series A convertible preferred stock, no par value, 750,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 3,986,368 shares issued and outstanding	7,693,296	7,693,296
Additional paid-in capital	421,395	7,957
Accumulated deficit	(6,413,133)	(5,210,891)

Total shareholders’ equity	1,701,558	2,490,362

Total	$3,499,151	$4,280,148

See notes to consolidated financial statements.

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Net sales	$8,036,449	$3,903,970
Cost of sales	4,720,893	2,185,551

Gross profit	3,315,556	1,718,419

Operating expenses:
Selling	1,264,192	1,081,233
General and administrative	3,361,562	2,001,803

Totals	4,625,754	3,083,036

Loss from operations	(1,310,198)	(1,364,617)

Other income (expense):
Gain (loss) on disposal of assets	2,102	(47,414)
Other income	127,806	—
Interest, net	(20,064)	(14,558)
Charge for change in derivative liability	(1,888)	(81,606)

Totals	107,956	(143,578)

Net loss	$(1,202,242)	$(1,508,195)

Net loss per share, basic and diluted	$(0.30)	$(0.52)

Weighted average shares used in computing net loss per share attributable to common shareholders, basic and diluted	3,986,368	2,902,613

See notes to consolidated financial statements.

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Beginning, January 1, 2005	2,068,361	$3,198,296		$(3,702,696)	$(504,400)
Issuance of common stock for cash, at $2.50 per share	1,318,007	3,295,000			3,295,000
Issuance of common stock for investment in ACP, at $2.00 per share	600,000	1,200,000			1,200,000
Stock options issued to non-employees for services at fair value of $2.71 per share			$7,957		7,957
Net loss				(1,508,195)	(1,508,195)

Balance at December 31, 2005	3,986,368	7,693,296	7,957	(5,210,891)	2,490,362

Stock-based compensation			307,150		307,150
Reduction of derivative liability due to repayment of convertible note payable			83,494		83,494
Stock options issued to non-employees for services at fair value of $1.99 per share			22,794		22,794
Net loss				(1,202,242)	(1,202,242)

Balance at December 31, 2006	3,986,368	$7,693,296	$421,395	$(6,413,133)	$1,701,558

See notes to consolidated financial statements.

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Operating activities:
Net loss	$(1,202,242)	$(1,508,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	297,082	183,288
Non-cash stock-based compensation	307,150	—
Non-cash charge for change in derivative liability	1,888	81,606
Non-cash charge for change in accrued warrant liability	(17,592)	67,500
(Gain) loss on disposal of assets	(2,102)	47,414
Issuance of options to non-employees at fair value for services	22,794	7,957
Changes in operating assets and liabilities, net of effects from purchase of ACP in 2005:
Accounts receivable	78,632	(162,032)
Other current assets	28,751	(24,311)
Inventory	90,523	280,313
Interest payable	—	(8,543)
Accounts payable	(424,597)	48,533
Accrued expenses	169,107	(316,973)

Net cash used in operating activities	(650,606)	(1,303,443)

Investing activities:
Cost of acquiring company, net of cash acquired	—	(1,581,427)
Purchase of property and equipment	—	(25,794)

Net cash used in investing activities	—	(1,607,221)

Financing activities:
Repayment to related party	—	(185,000)
Principal payment on notes payable	(118,282)	(137,415)
Proceeds from notes payable to shareholder	500,000	—
Payments on vendor promissory note	(5,796)	—
Proceeds from stock sales	—	3,295,000

Net cash provided by financing activities	375,922	2,972,585

Net (decrease) increase in cash and cash equivalents	(274,684)	61,921
Cash and cash equivalents, beginning of year	436,844	374,923

Cash and cash equivalents, end of year	$162,160	$436,844

Supplemental disclosure of cash flow data:
Interest paid	$2,804	$14,558

Supplemental disclosure of non cash transactions:
Termination of capital lease obligation	$13,427	$—

Common stock issued in connection with acquisition	$—	$1,200,000

Fair value of derivative liability related to convertible debt	$—	$252,757

See notes to consolidated financial statements.

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — The Company:
Planet Technologies, Inc. (“Planet” or the “Company”) was incorporated in August, 1991, in the State of California, and, since August 12, 2005, has been engaged in the business of designing, manufacturing, selling and distributing common products for use by allergy sensitive persons, including, without limitation, air filters, bedding, room air cleaners, and related allergen avoidance products. The business strategy is primarily based upon promotion of products directly to the consumer through direct mail and telemarketing to the Company’s database of customers who have purchased the Allergy Free Electrostatic Filter.
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
Note 2 — Summary of significant accounting policies:
Basis of presentation:
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Successful transition to profitable operations is dependent upon obtaining a level of sales adequate to support the Company’s cost structure. The Company has suffered recurring losses resulting in an accumulated deficit of $6,413,133 and a working capital deficiency of $865,720 as of December 31, 2006. Management intends to continue to finance operations partially through its potential ability to generate cash flows from debt and equity offerings. However, there can be no assurance that the Company will be able to obtain additional financing or internally generate cash flows, which may impact the Company’s ability to continue as a going concern. The accompanying consolidated balance sheets do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the potential inability of the Company to continue as a going concern.

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 — Summary of significant accounting policies (continued):
Principles of Consolidation:
The consolidated financial statements include Planet Technologies, Inc. and its wholly owned subsidiary, ACP. All intercompany transactions and balances have been eliminated in consolidation.
Use of estimates:
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include provisions for bad debts, warranty reserve, depreciable/amortizable lives, impairment of long-lived assets, accounting for goodwill and intangible assets, the fair value of the Company’s common stock, the fair value of options issued for services, the allocation of proceeds from the bridge loans to equity instruments and other reserves. Because of the uncertainly in such estimates, actual results may differ from these estimates.
Reclassification:
Certain reclassifications have been made in the 2005 consolidated financial statements to conform with the 2006 presentation.
Cash and cash equivalents and concentration of credit risk:
The Company maintains its cash in bank deposit accounts at various financial institutions. Highly-liquid investments with original maturities of three months or less when purchased are considered to be cash equivalents. As of December 31, 2006, the Company had a cash balance that exceeded the Federal Deposit Insurance Corporation limitation for coverage of $100,000 by $151,138.
Inventory:
Inventory consists of finished products which are purchased from vendors and raw material which is maintained for manufacturing of its mattress encasings. Inventory is stated at the lower of cost (determined by the first-in, first-out method) or market. Inventory is reduced by provisions for excess and slow moving items commensurate with known or estimated exposures.
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

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 — Summary of significant accounting policies (continued):
Goodwill and Other Intangibles Assets:
Goodwill represents the excess of cost over fair value of net assets acquired through acquisition. In accordance with SFAS 141, “Business Combination”, (“SFAS 141”), all business combinations must be accounted for under the purchase method of accounting. In accordance with SFAS 142, “Goodwill and Other Intangibles Assets” (“SFAS 142”), goodwill and other certain other intangible assets are not amortized, but are reviewed for impairment at least annually and if a triggering event were to occur in an interim period. Goodwill impairment is determined using a two-step process. The first step is to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit is not considered impaired the second step is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of the goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. This evaluation utilized discounted cash flow analysis and multiple analyses of the historical and forecasted operating results of the Company’s reporting unit, ACP. The annual impairment testing was performed as of December 31, 2006 and no impairment was indicated.
Other intangible assets include a customer list and website costs which are amortized, on a straight-line basis, over six and three years, respectively. The Company follows the impairment provisions and disclosure requirements of SFAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”. Accordingly, intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Based on the Company’s review, there was no impairment to the carrying values of the intangible assets as of December 31, 2006.
Stock-based compensation:
Prior to January 1, 2006, the Company accounted for stock-based compensation under the disclosure only provisions of Statement of Financial Accounting Standards 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). As permitted under this Standard, compensation cost was recognized using the intrinsic value method in accordance with the provisions of APB 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Effective January 1, 2006, the Company has adopted SFAS 123R, “Share-Based Payment” (“SFAS 123R”) using the modified-prospective transition method. Under this transition method, compensation cost recognized for 2006 includes (a) compensation cost for all stock options granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all stock options granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.
In November 2005, the FASB issued FASB Staff Position FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R.

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 — Summary of significant accounting policies (continued):
Stock-based compensation (continued):
APB 25 did not require any compensation expense to be recorded in the financial statements if the exercise price of the award was not less than the market price on the date of grant. Since all options granted by the Company had exercise prices equal to or greater than the market price on the date of grant, no compensation expense was recognized for stock option grants prior to January 1, 2006.
The following table illustrates the effect on net loss and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123R for the year ended December 31, 2005:

	Year Ended Dec 31, 2005
		Loss per Share
	Net Loss	Basic and Diluted
As reported	$(1,508,195)	$(0.52)
Stock-based compensation expense assuming a fair value-based method had been used for all awards	(278,000)	(0.10)

Pro forma	$(1,786,195)	$(0.62)

Stock-based compensation cost was determined under the fair value based method and was calculated using the Black-Scholes option valuation model. The following assumptions were used for option grants during the year ended December 31, 2005:

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
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions, are fully transferable, and do not include a discount for large block trades. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility, expected life of the option and other estimates. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The forfeitures were for options issued to an employee who was neither an officer nor a board member. Since management considers this to be an isolated case, we believe that there will be no forfeitures of the balance of the stock options and expects the options to be held until their expiration date based on the fact that they are primarily held by board members. This will be evaluated on a continuing basis.

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 — Summary of significant accounting policies (continued):
Stock-based compensation (concluded):
For the year ended December 31, 2006, the Company recognized stock-based compensation expenses of $307,150, or $.08 per share related to outstanding stock options according to the provisions of SFAS 123R, using the modified prospective transition method.
Net loss per share:
Net loss per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares what would have been outstanding if the potential common shares had been issued.
The Company has excluded all outstanding stock options and warrants from the calculation of diluted loss per share because all such securities are considered anti-dilutive. Accordingly, diluted loss per share equals basic loss per share. The total number of potential common shares excluded from the calculation of diluted loss per share for the years ended December 31, 2006 and 2005 was 569,613 and 343,500, respectively.
Advertising:
The company expenses the cost of advertising and promotions as incurred. Advertising costs charged to the operations were $2,416 and $26,232 in 2006 and 2005, respectively.
Revenue recognition:
The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (“SAB 101”) as amended by SEC Staff Accounting Bulletin 104, “Revenue Recognition”, revised and updated (“SAB 104”), which stipulates that revenue generally is realized or realizable and earned, once persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. The Company recognizes revenue from product sales upon shipment of goods. A provision for potential warranty claims is provided for at the time of sale, based upon warranty terms and the Company’s prior experience.
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

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 — Summary of significant accounting policies (concluded):
401(k) plan:
The Company provides a defined contribution 401(k) savings plan (the “401(k) Plan”) in which all full-time employees of the Company are eligible to participate. Eligible employees may contribute pre-tax amounts to the 401(k) Plan subject to the Internal Revenue Code limitations. Company contributions to the 401(k) Plan are at the discretion of the Board of Directors. There were no Company contributions in 2006 and 2005.
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
Note 3 — Inventory:
Inventory consists of the following:

	2006	2005
Raw materials	$182,846	$256,413
Finished goods	361,219	411,644

Total	544,065	668,057
Less reserve for obsolescence	(57,256)	(90,725)

Total	$486,809	$577,332

Note 4 — Property and equipment:
Property and equipment consists of the following:

	2006	2005
Furniture and fixtures	$28,042	$28,042
Transportation equipment	—	16,761
Computer equipment	135,357	135,357

Total	163,399	180,160
Less accumulated depreciation and amortization	(136,050)	(109,404)

Total	$27,349	$70,756

During 2006, the Company disposed of a vehicle with a gross asset cost of $16,761 and related accumulated depreciation of $5,436. The vehicle was held under a capital lease obligation having a remaining balance of $13,427. The Company recorded a gain on disposal of $2,102 for the year ended December 31, 2006.

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5 — Intangibles:
With the acquisition of ACP, the Company acquired intangible assets of a customer list and a website valued at $1,500,000 and $45,000, respectively. These assets are amortized on a straight-line basis over six and three years, respectively. Amortization expense totaled $265,000 and $103,096 for the years ended December 31, 2006 and 2005, respectively. The accumulated amortization at December 31, 2006 and 2005 was $368,096 and $103,096, respectively.
Estimated amortization expense for each of the years ending December 31, 2011 are:

Years ending December 31,
2007	$265,000
2008	259,164
2009	250,000
2010	250,000
2011	152,740

Total	$1,176,904

Note 6 — Warranty reserve:
The Company accrues an estimate of its exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The air filters produced for and sold by the Company carry a ten-year warranty. Additionally, the Company has warranties on its encasing products which vary from five years to lifetime. The warranty policies for the encasings have varied over the years and the accrual reflects coverage for sales from 1993 through the current period. The Company assesses the adequacy of its recorded warranty accrual quarterly and adjusts the amount as necessary. The warranty accrual is included in accrued expenses in the accompanying consolidated balance sheets. The majority of the warranty accrual relates to products that were sold by ACP prior to the acquisition in August of 2005. Changes in the Company’s warranty accrual were as follows:

	2006	2005
Balance, beginning of year	$290,517	$130,961
Warranty charges during the year	(10,001)	(5,173)
Acquired warranty accrual	—	149,427
Provision for warranty expense	10,001	15,302

Balance, end of year	$290,517	$290,517

Note 7 — Convertible notes payable to shareholder:
As of December 31, 2005, the Company had a subordinated convertible note payable to a shareholder. The uncollateralized note payable was due on December 1, 2007, with monthly principal and interest payments of $12,085. The note stipulated that the holder of the note could, at the time of signing, at its sole and exclusive option, convert all or any part of the principal and accrued interest outstanding into shares of common stock at a conversion price of $2.50 per share by giving written notice to the Company. Thereafter, the holder could convert any all or any part of the principal and accrued interest outstanding into shares common stock at a conversion price equal to the fair value at the time of notice.

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7 — Convertible notes payable to shareholder (concluded):
The Company determined that the embedded conversion feature of the note payable to the shareholder was subject to the provisions of SFAS 133 and accounted for the embedded conversion feature as a liability in accordance with the guidance of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Accordingly, the Company recorded the fair value of the embedded conversion portion of the note as a derivative liability. The associated derivative liability for the conversion feature of the debt was valued at fair value using the Black-Scholes pricing model. As of January 1, 2005, the fair value of the liability was $252,757, which was amortized over the term of the note.
During 2006, the Company paid off the convertible note payable. For the years ended December 31, 2006 and 2005, the Company recorded a charge for the change in the fair value of the derivative financial instrument of $1,888 and $81,606, respectively.
Note 8 — Notes payable to related party:
On June 1 and August 7, 2006, the Company issued two uncollateralized notes payable of $250,000 each to a shareholder. The notes are interest only at a rate of 7% annually with all principal and accrued interest payable due on May 31 and August 6, 2007, respectively. For the year ended December 31, 2006, the Company recorded accrued interest of $17,260 related to these notes.
Note 9 — Warrant liability:
During 2005, the Company entered into an agreement with Crystal Research to prepare a market study. In exchange for the Study, Crystal Research received $30,000 and will receive 25,000 warrants. As the warrants have not been issued as of December 31, 2006, the Company valued the warrants using the Black-Scholes pricing model using the following assumptions; (1) common stock fair value of $2.00 (2) expected volatility of 390.88%, (3) risk free interest rate of 4.74%, (4) life of 945 days, (5) no dividend, resulting in a fair value of $49,908—, which was recorded as a warrant liability at December 31, 2006. Upon issuance of the warrants, the warrant liability will be reclassified to additional paid-in capital.
Note 10 — Income taxes:
The differences between income tax benefit provided at the Company’s effective rate and the federal statutory rate (34%) at December 31, 2006 and 2005 are as follows:

	2006	2005
Income tax benefit at statutory rate	$(351,000)	$(513,000)
State taxes, net of Federal benefit	(62,000)	(82,000)
Other	2,000	(1,000)
Increase in valuation allowance	411,000	596,000

Total	$—	$—

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10 — Income taxes (concluded):
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) at December 31, 2006 and 2005 are as follows:

	2006	2005
Net operating loss carryforwards	$893,000	$703,000
Product warranty reserve	116,000	116,000
Intangible assets	(471,000)	(577,000)
Stock-based compensation	123,000	—
Other reserves	57,000	65,000
Less: valuation allowances	(718,000)	(307,000)

Net deferred tax assets	$—	$—

As the ultimate realization of the potential benefits of the Company’s net operating loss carryforwards is considered unlikely by management, the Company has offset the deferred tax assets attributable to those potential benefits through a valuation allowance in 2006 and 2005 and, accordingly, the Company did not recognize any benefit from income taxes in the accompanying consolidated statement of operations.
At December 31, 2006, the Company had federal and state net operating loss carryforwards of approximately $2,230,000 after application of the Section 382 “Change of Ownership” limitation. The federal tax loss carryforwards will begin to expire in calendar year 2011, while the state tax loss carryforwards will expire through 2014.
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
The acquisition of the Subsidiary qualified as a Section 368(a) of the IRS Code reorganization which resulted in a tax-free transaction between the parties. As assets and liabilities are recorded at fair value for financial statement purposes, nontaxable business combinations generally give rise to differences between the assigned values for financial statement purposes and the tax basis of assets and liabilities, and therefore, result in the recognition of deferred tax assets and liabilities at the acquisition date.

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11 — Shareholders’ equity:
Stock options:
In 2000, the Company established a stock option plan, the 2000 Stock Option Plan (“Plan”), which provided for 500,000 shares of common stock for issuance. At the time of the merger with Allergy Free in 2004, the Plan was amended to increase the number of shares available to 5,000,000 shares, which were converted to 100,000 shares after the 50:1 reverse stock split. During 2005, the Plan was again amended to increase the number of shares available to 350,000. In 2006, the Shareholders approved an increase in the number of shares available under the Plan to 2,000,000. The Plan provides for the discretionary grant of options, stock appreciation rights (“SARs”), and stock bonuses to employees and directors of and consultants to the Company. Options granted under the Plan may be either “incentive stock options,” as defined in Section 422 of the IRS Code of 1986, as amended, or non-statutory stock options.
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
A summary of stock option activity during for 2006 and 2005 follows:

	2006		2005
	Underlying Shares	Weighted Avg Exercise Price	Underlying Shares	Weighted Avg Exercise Price
Outstanding, beginning of year	342,500	$3.30	105,413	$4.40
Granted	237,113	2.26	238,887	2.96
Exercised	—	—	—	—
Forfeited/expired	(10,000)	4.00	(1,800)	22.50

Outstanding, end of year	569,613	$2.86	342,500	$3.30

For the years ended December 31, 2006 and 2005, the fair value of options granted ranged from $1.01 to $1.36 and $3.00 to $4.00, respectively. The weighted average fair value for these options was $1.27 and $2.91, respectively.
The following assumptions for the Black-Scholes option valuation model were used to determine the fair market value for option grants during the year ended December 31, 2006:

2006
Volatility	293.9 – 353.6%
Dividend yield	—
Risk free interest rate	4.77 - 4.91%
Vesting period	4 years
Expected life	10 years

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11 — Shareholders’ equity (concluded):
Stock options:
The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Exercise Price or	Number of	Contractual Life	Average	Number of	Average
Price Range	Shares	(years)	Exercise Price	Shares	Exercise Price
$1.01 to $3.50	568,793	8.52	$2.75	231,293	$3.00
$22.50	360	4.35	22.50	360	22.50
$125.00	460	3.33	125.00	460	125.00

	569,613	8.51	$2.86	232,113	$3.28

There was no aggregate intrinsic value of options outstanding and exercisable as of December 31, 2006 and 2005. The aggregate intrinsic value represents the intrinsic value, based on options with an exercise price less than $2.00, the market value of the Company’s stock on December 31, 2006, which would have been received by the option holders had those option holders exercised those options as of that date.
At December 31, 2006, future compensation expense related to the unvested portion of stock options outstanding totaled $570,072. The compensation expense on the unvested portion of stock options will be amortized on a straight-line basis over the remaining vesting period through December 31, 2010.
Note 12 — Operating leases:
The Company leases its office and warehouse facility under a non-cancelable operating lease expiring in October 2007. The lease requires the Company to pay property taxes and maintenance charges. Total rent expense was $173,225 and $109,554 in 2006 and 2005, respectively.
The Company also leases office equipment under non-cancelable operating leases that expire through January 2010. Total rent expense for all operating leases was $200,271 and $204,507 in 2006 and 2005, respectively.
Future minimum lease payments on these leases are:

Years ending December 31,
2007	$149,198
2008	11,666
2009	9,972
2010	831

Total	$171,667

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13 — Commitments:
License agreements:
The Company has a license agreement with a third party for use of its design to manufacture air filters. The license agreement provides for royalty payments based on a percentage of net sales of certain products. The term of the license agreement is the longer of (i) the life of the licensed patent or (ii) ten years from date of first commercial sale of the product, or January 1, 1997. Royalty expense under the license agreement was $5,665 and $3,958 in 2006 and 2005, respectively.
Employment contracts:
The Company has entered into an employment agreement with the President/CEO and Chairman of the Board of the Company for a three-year period, which expires on November 29, 2007. The contract provides for a salary of $100 per month (plus healthcare and other benefits) until it is determined by the Board that the Company can afford to pay compensation comparable to CEOs of other similar companies. In exchange for foregoing a salary, the Company granted stock options exercisable at the then fair market value at such time as may be required to maintain the aggregate number of stock options granted to an amount not less than five (5%) percent of the issued and outstanding stock of the Company (on a fully diluted basis) during his three year term of employment. For the years ended December 31, 2006 and 2005, the stock-based compensation expense related to the options held totaled $144,433 and $102,030, respectively.
During 2005, the Company entered into an employment agreement with ACP’s President and Chief Executive Officer and director for a four-year period, which expires in 2009. The contract provides for an annual salary of $200,000 (plus healthcare and other benefits) as well as a discretionary bonus for superior performance for exceeding sale, gross profit and profit plans for the year. The Company also granted stock options to acquire 120,000 shares of the Company’s common stock at $2.70 per share with 25% of the options vesting on August 10, 2006, and the balance at the rate of 1/36th of the balance per month, subject to any acceleration as provided under the Company’s 2000 Stock Option Plan.
During 2005, the Company entered into an employment contract with the Vice President of Marketing and Business Development, with an annual salary of $192,000 and 30,000 shares of stock options at $3.00 with accelerated vesting if certain marketing and development objectives were met by year end. These options became fully vested in December 2005. In December 2005, the compensation was reduced to $100 per month and the Company granted stock options to acquire an additional 18,000 shares at $2.70 per share under standard vesting as provided by the Company’s 2000 Stock Option Plan. During 2006, the options granted in 2005 became fully vested and the board granted an additional 18,000 stock options at an exercise price of $3.00 for serving as an Officer.
Note 14 — Purchases from significant vendors:
During 2006 and 2005, the Company made purchases from two vendors that accounted for approximately 33% and 33% of total purchases in 2006 and 2005, respectively.
Note 15 — Acquisition:
On August 11, 2005, Planet acquired 100% of the outstanding shares of ACP. ACP has become a subsidiary of Planet and Planet issued and delivered to the sole shareholder of ACP 600,000 shares of Planet common stock (or 300 shares of Planet common stock for each one share of ACP common stock outstanding). As a result, the sole shareholder of ACP owns approximately 15.1% of the voting shares of Planet. As additional consideration, Planet paid $1,500,000 in cash to the sole shareholder in full payment of all indebtedness of ACP.

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15 — Acquisition (concluded):
The business combination was accounted for under the purchase accounting method, with Planet as the accounting acquirer, as defined by SFAS 141. In accordance with SFAS 141, Planet allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The value of the shares of Planet’s common stock issued totaling $1,200,000 is based on the average market price of $2.00 for two days before and two days after the two companies reached agreement on the purchase price and the proposed transaction was announced. The total purchase price was $2,849,937, comprised of the $1,500,000 cash payment, $1,200,000 of common stock issued and $149,937 in acquisition costs.
The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$1,085,910
Equipment and improvements	71,498
Customer list	1,500,000
Website costs	45,000
Goodwill	1,363,025

Total assets acquired	4,065,433

Current liabilities	(1,193,332)
Long-term debt	(22,164)

Total liabilities assumed	(1,215,496)

Net assets acquired	$2,849,937

The Company does not expect to deduct goodwill for tax purposes. The results of operations for the Company for 2005 include the results of operations of ACP from August 11, 2005, the date of acquisition. The proforma operating results if the merger had been completed at the beginning of 2005 is presented below.
     Included in the proforma operating results for the year ended December 31, 2005 are non-recurring expenses of $500,000 for termination benefits for a former ACP officer as well as approximately $100,000 in legal and accounting fees related to the merger.

	Year ended December 31,
	Actual 2006	Proforma 2005
Net sales	$8,036,449	$8,689,314

Net loss	$(1,202,242)	$(2,311,356)

Net loss per share, basic and diluted	$(0.30)	$(0.71)

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 16 — Website
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
As of this date, an investigation has been completed and the Company has not been made aware of any compromise to customer financial information.
For the period during which customers were unable to place an order on the Company’s website, it is unknown what effect, if any, this had on Company sales. During the fourth quarter, the Company incurred costs related to this incident which were not significant to its financial operations. While the Company may incur increased legal, accounting and IT consulting expenses in subsequent periods as a result of the breach, at this time, management does not anticipate that either the potential loss of sales or increase in expenses will have a material adverse effect on its results of operations.