Form 10QSB
period 2007-03-31
PLANET TECHNOLOGIES, INC
filed 2007-05-14
CIK 896861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(MARK ONE)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2007

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
☑ YES     ☐ NO
Check whether the issuer is a shell company as defined in Regulation 12b-2 of the Exchange Act.
☐ YES     ☑ NO
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 14, 2007
Common Stock, no par value	3,986,368

PART 1 – FINANCIAL INFORMATION
PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	Unaudited	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$333,664	$162,160
Accounts receivable, less allowance for doubtful accounts of $34,189 in 2007 and 2006	162,781	196,095
Inventory, net	302,652	486,809
Other current assets	159,607	86,809

Total current assets	958,704	931,873

Equipment and improvements, net	25,108	27,349
Intangibles, net	1,110,654	1,176,904
Goodwill	1,363,025	1,363,025

Totals	$3,457,491	$3,499,151

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of notes payable to shareholder	$500,000	$500,000
Accounts payable and accrued expenses	1,342,983	1,247,685
Accrued warrant liability	52,250	49,908

Total current liabilities	1,895,233	1,797,593

Commitments	—	—

Shareholders’ equity:
Preferred stock, no par value, 4,250,000 shares authorized, no shares issued or outstanding	—	—
Series A convertible preferred stock, no par value, 750,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 3,986,368 shares issued and outstanding	7,693,296	7,693,296
Additional paid-in capital	498,521	421,395
Accumulated deficit	(6,629,559)	(6,413,133)

Total shareholders’ equity	1,562,258	1,701,558

Totals	$3,457,491	$3,499,151

See notes to unaudited condensed consolidated financial statements

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,
	2007	2006
Sales	$2,076,143	$2,317,828
Cost of sales	1,200,009	1,385,931

Gross profit	876,134	931,897

Operating expenses:
Selling	333,588	369,053
General and administrative	765,280	895,047

Total operating expenses	1,098,868	1,264,100

Loss from operations	(222,734)	(332,203)

Other income (expense)	14,855	(2,001)
Interest expense	(8,547)	(1,504)
Charge for change in derivative liability	—	(1,888)

Net loss	$(216,426)	$(337,596)

Net loss per share, basic and diluted	$(.05)	$(.08)

Weighted average shares used in computing net loss per share — basic and diluted	3,986,368	3,986,368

See notes to unaudited condensed consolidated financial statements

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
Three Months Ended March 31, 2007

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at January 1, 2007	3,986,368	$7,693,296	$421,395	$(6,413,133)	$1,701,558

Stock-based compensation			68,706		68,706
Stock options issued to non-employee for services at fair value of $2.07 per share			8,420		8,420
Net loss				(216,426)	(216,426)

Balance at March 31, 2007	3,986,368	$7,693,296	$498,521	$(6,629,559)	$1,562,258

See notes to unaudited condensed consolidated financial statements

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Operating activities:

Net loss	$(216,426)	$(337,596)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	68,491	82,347
Non-cash charge for change in derivative liability	—	1,888
Non-cash change in fair value of warrant liability	2,342	(19,898)
Non-cash charge for stock- based compensation	68,706	55,044
Non-cash charge for change in fair value of options granted to consultant	8,420	3,419
Changes in operating assets and liabilities:
Accounts receivable	33,314	(10,774)
Inventory	184,157	(43,871)
Other current assets	(72,798)	(31,860)
Accounts payable and accrued expenses	95,298	208,471

Net cash provided by (used in) operating activities	171,504	(92,830)

Financing activities:
Payment of vendor promissory note	—	(1,913)
Principal payment on notes payable	—	(34,787)

Cash used in financing activities	—	(36,700)

Net increase (decrease) in cash and cash equivalents	171,504	(129,530)

Cash and cash equivalents, beginning of period	162,160	436,844

Cash and cash equivalents, end of period	$333,664	$307,314

Supplementary disclosure of cash flow data:
Cash paid for interest	$—	$1,532

See notes to unaudited condensed consolidated financial statements

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Planet Technologies, Inc. and subsidiary (“Planet” or the “Company”) have been prepared in accordance with the interim reporting requirements of Form 10-QSB, pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 2006 balance sheet has been derived from audited consolidated financial statements at that date. However, the financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.
In management’s opinion, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007, are not necessarily indicative of results that may be expected for the year ending December 31, 2007. For additional information, refer to the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 31, 2006 included in the Company’s most recent Annual Report on Form 10-KSB.
2. Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Successful transition to profitable operations is dependent upon attaining a level of sales adequate to support the Company’s cost structure. The Company has suffered recurring losses resulting in an accumulated deficit of $6,629,559 as of March 31, 2007. Management intends to finance operations primarily through cash flow from operations and from debt and/or equity offerings. However, there can be no assurance that the Company will be able to obtain such financing or internally generate cash flows from operations, which may impact the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or on the amounts and classification of liabilities that may result from the potential inability of the Company to continue as a going concern.
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
Warranty Reserve
The Company accrues an estimate of its exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The air filters produced and sold by the Company carry a ten-year warranty. Additionally, the Company has warranties on its encasing products which vary from five years to lifetime. The warranty policies for the encasings have varied over the years and the reserve reflects coverage for sales from 1993 through the current period. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. The warranty accrual included in accrued expenses in the accompanying condensed consolidated balance sheet. As of March 31, 2007, the warranty accrual was $289,108. The majority of the warranty accrual relates to products that were sold by ACP prior to the acquisition in August 2005.

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Inventory
Inventory consists of the following:

	March 31,	December 31,
	2007	2006
Raw materials	$131,733	$182,846
Finished goods	227,308	361,219

Totals	359,041	544,065
Less reserve for obsolescence	56,389	57,256

Totals	$302,652	$486,809

Income Tax
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes (as amended) – an interpretation of Statement of Financial Accounting Standards 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a significant effect on the Company’s unaudited consolidated financial statements.
Loss Per Share
Net loss per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period.
The Company has excluded all outstanding stock options and warrants from the calculation of diluted loss per share because all such securities are considered anti-dilutive. Accordingly, diluted loss per share equals basic loss per share. The total number of potential common shares excluded from the calculation of diluted loss per share for the three months ended March 31, 2007 and 2006 was 569,613 and 394,434, respectively.
4. Stock-Based Compensation
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
Under the Plan, the terms of stock options granted are determined by the Board of Directors. Stock options may be granted for periods of up to ten years at a price per share not less than the fair market value of the Company’s common stock at the date of grant for incentive stock options and not less than 85% of the fair market value of the Company’s common stock at the date of grant for non-statutory stock options. In the case of stock options granted to employees, directors or consultants who, at the time of grant of such options, own more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. Stock-Based Compensation (concluded)
than 110% of the fair market value of the Company’s common stock at the date of grant. Additionally, the term of stock option grants is limited to five years if the grantee owns in excess of 10% of the voting power of all classes of stock of the Company at the time of grant. The vesting provisions of individual options may vary but in each case will provide for vesting of at least 20% per year of the total number of shares subject to the option.
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment” using the modified-prospective transition method. Under this transition method, compensation cost recognized in the first quarter of 2006 includes (a) compensation cost for all stock options granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock options granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. During the quarters ended March 31, 2007 and 2006, the Company recognized stock-based compensation expense of $68,706, or $.02 per share and $55,044, or $.01 per share, respectively.
The above stock-based compensation cost was determined under the fair value based method and was calculated using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions, are fully transferable, and do not include a discount for large block trades. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility, expected life of the option and other estimates. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Management believes that there will be no forfeitures and expects the options to be held until their expiration date based on the fact that they are primarily held by board members. This will be evaluated on a continuing basis.
The table below summarizes stock option activity pursuant to our plan for the three months ended March 31, 2007:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Underlying	Avg Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding, beginning of period	569,613	$2.86	8.51	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/expired	—	—	—	—

Outstanding, end of period	569,613	$2.86	8.26	$70,850

Exercisable, end of period	264,170	$3.24	8.27	$—

At March 31, 2007, future compensation expense related to the unvested portion of stock options outstanding totaled $501,366, which will be amortized on a straight-line basis over the remaining vesting period through December 31, 2010. In accordance with the provisions of SFAS No. 123R, all other issuances of common stock, warrants, stock options or other equity instruments to non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Generally, the fair value of any options, warrants or similar equity investments will be estimated based on the Black-Scholes option-pricing model and adjusted at the end of each reporting period. There was no stock option activity for the three months ended March 31, 2006.

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. Notes payable to related party
On June 1 and August 7, 2006, the Company issued two uncollateralized notes payable of $250,000 each to a shareholder. The notes are interest only at 7% annually with all principal and accrued interest payable due on May 31 and August 6, 2007, respectively. From their inception up until March 31, 2007, the Company recorded accrued interest of $25,890 related to these notes. Interest expense on these notes for the three months ended March 31, 2007 and 2006 was $8,630 and $0, respectively.

PART 1 — FINANCIAL INFORMATION
Item 2 — Management’s Discussion and Analysis or Plan of Operation
Planet Technologies, Inc. and Subsidiary
Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve certain risks and uncertainties. The Company’s actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and in the Company’s Form 10-KSB for the fiscal year ended December 31, 2006.
OVERVIEW
Planet Technologies, Inc. (“Planet” or the “Company”) formerly known as Planet Polymer Technologies, Inc. (“Planet Polymer”) was incorporated in August, 1991, in the State of California. On November 30, 2004, the Company acquired Allergy Free, LLC, and on August 11, 2005 the company acquired Allergy Control Products, Inc. (“ACP”). The Company is engaged in the business of designing, manufacturing, selling and distributing common products for use by allergy sensitive persons, including, without limitation, bedding, air filters, room air cleaners, and related allergen avoidance products. The business strategy is primarily based upon promotion of products through physician referrals and directly to the consumer through catalogs and web based initiatives.
Planet’s core business strategy is to supply a complete range of high quality products to physician’s patients who are allergy sufferers, as well as to previous customers. Promotion is executed through (a) distribution of catalogs to physicians’ offices, for subsequent re-distribution to patients, (b) distribution of catalogs directly to previous customers and (c) selective e-commerce marketing initiatives. Customer transactions are primarily handled through ACP’s in-bound call center and its website. In addition to this core business strategy, ACP also sells selective products on a wholesale basis to domestic retailers as well as to international distributors.
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
RESULTS OF OPERATIONS
Three months ended March 31, 2007 compared to three months ended March 31, 2006
The net loss for the three months ended March 31, 2007 was $216,426 compared to a net loss of $337,596 for the three-month period ended March 31, 2006. The Company’s sales decreased by $241,685 to $2,076,143 for the three months ended March 31, 2007 from $2,317,828 for the same period in 2006. This decrease was due primarily to the elimination of the dedicated outbound call center in 2006, which management had determined was not generating profits for the Company.
Gross profit decreased to $876,134 for the three months ended March 31, 2007 from $931,897 for the same period in 2006, reflecting the decrease in revenues. Overall gross profit, as a percentage of sales, increased period over period to 42% for the three months ended March 31, 2007 from 40% for the same period in 2006. In 2006, the Company reevaluated its source for domestically manufactured encasings and determined that they could achieve better margins by purchasing the encasings as finished goods from another source. This change

PART 1 — FINANCIAL INFORMATION
Item 2 — Management’s Discussion and Analysis or Plan of Operation
Planet Technologies, Inc. and Subsidiary
has resulted in an increase in gross margins for the first quarter of 2007. In addition, inventory levels have decreased due to the reduction of carrying raw materials for use by contract sewers.
Operating expenses decreased period over period totaling $1,098,869 for the three months ended March 31, 2007 and $1,264,100 for the same period in 2006. This $165,231 decrease is primarily due to staff reductions which resulted in lower compensation expense for the period.
Other expenses/income increased $11,701 to income of $6,308 for the three months ended March 31, 2007 from an expense of $5,393 for the same period in 2006. Of this increase, approximately $15,000 was due to the addition of advertising revenue in the current year. This increase was offset by an increase in interest expense for new loans of approximately $7,000.
Off Balance Sheet Arrangements
None.
LIQUIDITY AND CAPITAL RESOURCES
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Successful transition to profitable operations is dependent upon attaining a level of sales adequate to support the Company’s cost structure. The Company has suffered recurring losses resulting in an accumulated deficit of $6,629,559 as of March 31, 2007. Management intends to finance operations primarily through cash flow from operations and from debt and equity offerings. However, there can be no assurance that the Company will be able to obtain such financing or internally generate cash flows from operations, which may impact the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the potential inability of the Company to continue as a going concern.
Cash and cash equivalents totaled $333,664 at March 31, 2007. During the period, the Company’s operations provided cash totaling $171,504. The positive cash flow was primarily generated by the significant decrease in inventory levels as well as reduction of receivables combined with a lower net loss. The Company will continue to focus on these areas for the balance of the year in an effort to further improve its operational cash flows. In addition, the Company has started initiatives related to catalog sales and shipments in an effort to further improve its operating cash flows.
Inventory levels decreased $184,157 to $302,652 at March 31, 2007 from $486,809 at December 31, 2006, reflecting the Company’s continued focus on reducing finished goods to improve inventory turns and the elimination of raw materials used in domestic contract manufacturing. Other current assets increased $72,798 to $159,607 at March 31, 2007 from $86,809 at December 31, 2006, reflecting higher catalog levels which are normal for this time of year. Accounts payable and accrued expenses increased by $95,298 to $1,342,983 at March 31, 2007 from $1,247,685 at December 31, 2006, reflecting liabilities associated with catalog purchases.
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes (as amended) – an interpretation of Statement of Financial Accounting Standards 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes

PART 1 — FINANCIAL INFORMATION
Item 2 — Management’s Discussion and Analysis or Plan of Operation
Planet Technologies, Inc. and Subsidiary
recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a significant effect on the Company’s unaudited consolidated financial statements.
In September 2006, the FASB issued SFAS 157, “Fair-Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Management is evaluating the impact of SFAS 157, effective for the Company on January 1, 2008, but does not currently expect the adoption of SFAS 157 to have a material impact on its consolidated statement of financial position and results of operations.
On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective for years beginning after November 15, 2007. Management is evaluating the impact of SFAS 159, effective for the Company on January 1, 2008, but does not currently expect the adoption of SFAS 159 to have a material impact on its consolidated statement of financial position and results of operations.

PART 1 — FINANCIAL INFORMATION
Item 3 — Controls and Procedures
Planet Technologies, Inc. and Subsidiary
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures at the end of the period covered by this report, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Planet Technologies, Inc. and Subsidiary
Item 1 – Legal Proceedings:
     None
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds:
     None
Item 3 – Defaults upon Senior Securities:
     None
Item 4 – Submission of Matters to a Vote of Security Holders:
     None
Item 5 – Other Information
     On April 25, 2007, Scott L. Glenn resigned as Chief Executive Officer of the Company and the Board elected Edward J. Steube as its new Chief Executive Officer. Additional information is available on the Company’s Form 8-K which was filed with the Securities and Exchange Commission on April 27, 2007.
Item 6 – Exhibits:
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

Date: May 14, 2007	Planet Technologies, Inc.
/s/ Edward J. Steube
Edward J. Steube
Chief Executive Officer

/s/ Francesca DiNota
Francesca DiNota
Chief Financial Officer and Chief Accounting Officer