Form 10QSB
period 2007-06-30
PLANET TECHNOLOGIES, INC
filed 2007-08-13
CIK 896861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(MARK ONE)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended June 30, 2007

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
☑ YES       ☐ NO
Check whether the issuer is a shell company as defined in Regulation 12b-2 of the Exchange Act.
☐ YES       ☑ NO
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 30, 2007

Common Stock, no par value	3,986,368

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements
PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(unaudited)	Note 1
ASSETS
Current assets:
Cash	$322,103	$162,160
Accounts receivable, less allowance for doubtful accounts of $34,189	155,167	196,095
Inventory, net	293,417	486,809
Other current assets	87,650	86,809

Total current assets	858,337	931,873

Equipment and improvements, net	22,900	27,349
Intangibles, net	1,053,248	1,176,904
Goodwill	1,363,025	1,363,025

Totals	$3,297,510	$3,499,151

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of note payable to shareholder	$250,000	$—
Accounts payable and accrued expenses	1,265,689	1,247,685
Accrued warrant liability	40,900	49,908

Total current liabilities	1,556,589	1,297,593

Note payable to shareholder, net of current portion	250,000	500,000

Total liabilities	1,806,589	1,797,593

Commitments	—	—

Shareholders’ equity:
Preferred stock, no par value, 4,250,000 shares authorized, no shares issued or outstanding	—	—
Series A convertible preferred stock, no par value, 750,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 3,986,368 shares issued and outstanding	7,693,296	7,693,296
Additional paid-in capital	580,308	421,395
Accumulated deficit	(6,782,683)	(6,413,133)

Total shareholders’ equity	1,490,921	1,701,558

Totals	$3,297,510	$3,499,151

See notes to unaudited condensed consolidated financial statements

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Sales	$1,730,990	$1,992,255	$3,807,133	$4,310,084
Cost of sales	919,658	1,144,057	2,119,666	2,529,989

Gross profit	811,332	848,198	1,687,467	1,780,095

Operating expenses:
Selling	295,290	261,669	628,878	630,722
General and administrative	670,293	880,340	1,435,574	1,775,387

Total operating expenses	965,583	1,142,009	2,064,452	2,406,109

Loss from operations	(154,251)	(293,811)	(376,985)	(626,014)

Other income, net	8,692	79,341	23,547	77,341
Interest expense, net	(7,564)	(2,485)	(16,112)	(3,989)
Credit for change in derivative liability	—	22,984	—	21,096

Net loss	$(153,123)	$(193,971)	$(369,550)	$(531,566)

Net loss per share, basic and diluted	$(0.04)	$(0.05)	$(0.09)	$(0.13)

Weighted average shares used in computing net loss per share — basic and diluted	3,986,368	3,986,368	3,986,368	3,986,368

See notes to unaudited condensed consolidated financial statements

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
Six Months Ended June 30, 2007

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at January 1, 2007	3,986,368	$7,693,296	$421,395	$(6,413,133)	$1,701,558

Stock options issued to non-employee for services at fair value of $1.60 per share			16,042		16,042
Stock-based compensation			142,871		142,871

Net loss				(369,550)	(369,550)

Balance at June 30, 2007	3,986,368	$7,693,296	$580,308	$(6,782,683)	$1,490,921

See notes to unaudited condensed consolidated financial statements

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2007	2006
Operating activities:
Net loss	$(369,550)	$(531,566)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	136,950	159,308
Non-cash credit for change in fair value of derivative liability	—	(21,096)
Non-cash change in fair value of warrant liability	(9,008)	(32,040)
Non-cash charge for stock- based compensation	142,871	108,039
Non-cash charge for change in fair value of options granted to consultant	16,042	7,670
Changes in operating assets and liabilities:
Accounts receivable	40,928	88,559
Inventory	193,392	2,222
Other current assets	(841)	46,193
Accounts payable and accrued expenses	18,004	(254,199)

Net cash provided by (used in) operating activities	168,788	(426,910)

Investing activities:
Purchases of property and equipment	(8,845)	—

Net cash used in investing activities	(8,845)	—

Financing activities:
Proceeds from note payable	—	250,000
Payment of vendor promissory note	—	(3,838)
Principal payment on notes payable	—	(70,055)

Net cash provided by financing activities	—	176,107

Net increase (decrease) in cash	159,943	(250,803)

Cash, beginning of period	162,160	436,844

Cash, end of period	$322,103	$186,041

Supplementary disclosure of cash flow data:

Cash paid for interest	$—	$2,531

See notes to unaudited condensed consolidated financial statements

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Planet Technologies, Inc. and Subsidiary (“Planet” or the “Company”) have been prepared in accordance with the interim reporting requirements of Form 10-QSB, pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 2006 balance sheet has been derived from audited financial statements at that date. However, the financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.
In management’s opinion, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007, are not necessarily indicative of results that may be expected for the year ending December 31, 2007. For additional information, refer to the Company’s financial statements and notes thereto for the fiscal year ended December 31, 2006 included in the Company’s most recent Annual Report on Form 10-KSB.
2. Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Successful transition to profitable operations is dependent upon attaining a level of sales adequate to support the Company’s cost structure. The Company has suffered recurring losses resulting in an accumulated deficit of $6,782,683 as of June 30, 2007. Management intends to finance operations primarily through cash flow from operations and by raising additional capital from the sale of its stock. However, there can be no assurance that the Company will be able to obtain such financing or internally generate cash flows from operations, which may impact the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the potential inability of the Company to continue as a going concern.
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
Warranty Reserve
The Company accrues an estimate of its exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The air filters produced and sold by the Company carry a ten-year warranty. Additionally, the Company has warranties on its encasing products which vary from five years to lifetime. The warranty policies for the encasings have varied over the years and the reserve reflects coverage for sales from 1993 through the current period. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. The warranty liability is included in accrued expenses in the accompanying unaudited condensed consolidated balance sheet. As of June 30, 2007, the warranty accrual was $291,399. The majority of the warranty accrual relates to products that were sold by ACP prior to the acquisition in August of 2005.

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Inventory
Inventory consists of the following:

	June 30,	December 31,
	2007	2006
Raw materials	$122,783	$182,846
Finished goods	223,004	361,219

Totals	345,787	544,065
Less reserve for obsolescence	52,370	57,256

Totals	$293,417	$486,809

Income Taxes
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes (as amended) – an interpretation of Statement of Financial Accounting Standards 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a significant effect on the Company’s 2007 unaudited condensed consolidated financial statements.
Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005, and 2006, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007.
We may from time to time be assessed interest and/or penalties by major taxing jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the statement of operations as other general and administrative costs.
Loss Per Share
Net loss per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period.
The Company has excluded outstanding stock options from the calculation of diluted loss per share because all such securities are considered anti-dilutive. Accordingly, diluted loss per share equals basic loss per share. The total number of potential common shares excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2007 was 669,613 and for the three and six months ended June 30, 2006 was 350,907.
Reclassifications
Certain reclassifications have been made in the 2006 consolidated financial statements to conform with the 2007 presentation.

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
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment” using the modified-prospective transition method. Under this transition method, compensation cost recognized in the first quarter of 2006 includes (a) compensation cost for all stock options granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock options granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. During the six months ended June 30, 2007 and 2006, the Company recognized stock-based compensation of $142,871, or $.04 per share, and $108,039, or $.03 per share, respectively.
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

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. Stock-Based Compensation (concluded)
The table below summarizes stock option activity pursuant to the Plan for the six months ended June 30, 2007:

		Weighted	Weighted Average
		Avg	Remaining	Aggregate
	Underlying	Exercise	Contractual Life	Intrinsic
	Shares	Price	(years)	Value
Outstanding, beginning of period	569,613	$2.86	8.51	$—
Granted	100,000	1.31	9.83	—
Exercised	—	—	—	—
Forfeited/expired	—	—	—	—

Outstanding, end of period	669,613	$2.63	8.29	$75,600

Exercisable, end of period	292,994	$3.22	8.01	$—

Stock based compensation cost was determined under the fair value based method and was calculated using the Black-Scholes option valuation model. The following assumptions were used for option grants during the three and six months ended June 30, 2007:

Volatility	391%
Dividend yield	—
Risk free interest rate	4.92%
Vesting period	4 years
Expected life	10 years
At June 30, 2007, future compensation expense related to the unvested portion of stock options outstanding totaled $558,202, which will be amortized on a straight-line basis over the remaining vesting period through June 30, 2011. In accordance with the provisions of SFAS No. 123R, all other issuances of common stock, warrants, stock options or other equity instruments to non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Generally, the fair value of any options, warrants or similar equity investments will be estimated based on the Black-Scholes option-valuation model and adjusted at the end of each reporting period.
5. Notes payable to shareholder
On June 1 and August 7, 2006, the Company issued two uncollateralized notes payable of $250,000 each to a shareholder. The notes are interest only at 7% annually with all principal and accrued interest payable due on May 31 and August 6, 2008, respectively. From their inception through June 30, 2007, the Company recorded accrued interest of $34,616 related to these notes. Interest expense on these notes for the six months ended June 30, 2007 and 2006 was $17,356 and $1,458, respectively.
Net interest expense of $7,564 for the three months ended June 30, 2007 is comprised of $8,726 interest expense, finance charges of $803 offset by interest income of $1,965. Net interest expense of $2,485 for the three months ended June 30, 2006 was composed of interest on the convertible loan to a shareholder.
Net interest expense of $16,112 for the six months ended June 30, 2007 is comprised of $17,356 interest expense, finance charges of $1,037 offset by interest income of $2,281. Net interest expense of $3,989 for the six months ended June 30, 2006 was composed of interest expense of $4,017 offset by interest income of $28.

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
OVERVIEW
Planet Technologies, Inc. (“Planet” or the “Company”) formerly known as Planet Polymer Technologies, Inc. (“Planet Polymer”) was incorporated in August, 1991, in the State of California. In November 30, 2004, the Company acquired Allergy Free, LLC, and on August 11, 2005 the company acquired Allergy Control Products, Inc. (“ACP”). The Company is engaged in the business of designing, manufacturing, selling and distributing common products for use by allergy sensitive persons, including, without limitation, bedding, air filters, room air cleaners, and related allergen avoidance products. The business strategy is primarily based upon promotion of products through physician referrals and directly to the consumer through catalogs and web based initiatives.
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
RESULTS OF OPERATIONS
Three months ended June 30, 2007 compared to three months ended June 30, 2006
The net loss for the three months ended June 30, 2007 was $153,123 compared to a net loss of $193,971 for the three months ended June 30, 2006. The Company’s sales decreased by $261,265 to $1,730,990 for the three months ended June 30, 2007 from $1,992,255 for the same period in 2006. This decrease was due to a reduction in the amount of catalogs shipped as well as the elimination of the dedicated outbound call center in 2006 which generated sales of approximately $190,000, but which management determined was not generating profits for the Company.
Gross profit decreased to $811,332 for the three months ended June 30, 2007 from $848,198 for the same period in 2006, reflecting the decrease in revenues. Overall gross profit, as a percentage of sales, increased period over period to 46.9% for the three months ended June 30, 2007 from 42.6% for the same period in 2006. In 2006, the Company re-evaluated its source for domestically manufactured encasings and determined that

PART 1 — FINANCIAL INFORMATION
Item 2 — Management’s Discussion and Analysis or Plan of Operation
Planet Technologies, Inc. and Subsidiary
they could achieve better margins by purchasing the encasings as finished goods from another source. This change has resulted in an increase in gross margins for the second quarter of 2007. In addition, inventory levels have decreased due to the reduction of carrying raw materials for use by contract sewers.
Operating expenses decreased period over period totaling $965,583 for the three months ended June 30, 2007 and $1,142,009 for the same period in 2006. This $176,426 decrease is primarily due to staff reductions which resulted in lower compensation expense for the period of approximately $70,000. In addition there was a decrease in legal and accounting fees in the current year of approximately $125,000. These amounts were partially offset by increased marketing expense.
Other expenses/income decreased $98,712 to income of $1,128 for the three months ended June 30, 2007 from income of $99,840 for the same period in 2006. Of this decrease, approximately $70,000 was due to the reduction of advertising revenue in the current year as well as the elimination of the credit for change in the derivative liability of $22,984. In addition, there was an increase in interest expense for new loans of approximately $5,000.
Six months ended June 30, 2007 compared to six months ended June 30, 2006
The net loss for the six months ended June 30, 2007 was $369,550 compared to a net loss of $531,566 for the six-month period ended June 30, 2006. The Company’s sales decreased by $502,951 to $3,807,133 for the six months ended June 30, 2007 from $4,310,084 for the same period in 2006. This decrease was due primarily to a reduction in the amount of catalogs shipped and the elimination of the dedicated outbound call center in 2006, which management had determined was not generating profits for the Company.
Gross profit decreased to $1,687,467 for the six months ended June 30, 2007 from $1,780,095 for the same period in 2006, reflecting the decrease in revenues. Overall gross profit, as a percentage of sales, increased period over period to 44.3% for the six months ended June 30, 2007 from 41.3% for the same period in 2006. In 2006, the Company reevaluated its source for domestically manufactured encasings and determined that they could achieve better margins by purchasing the encasings as finished goods from another source. This change has resulted in an increase in gross margins for the first quarter of 2007. In addition, inventory levels have decreased due to the reduction of carrying raw materials for use by contract sewers.
Operating expenses decreased period over period totaling $2,064,452 for the six months ended June 30, 2007 and $2,406,109 for the same period in 2006. This $341,657 decrease is primarily due to staff reductions which resulted in lower compensation expense for the period of approximately $210,000. In addition there was a decrease in legal and accounting fees in the current period of approximately $125,000.
Other expenses/income decreased $87,013 to income of $7,435 for the six months ended June 30, 2007 from income of $94,448 for the same period in 2006. Of this decrease, approximately $53,000 was due to the reduction of advertising revenue in the current year. In addition, there was the elimination of the credit for change in the derivative liability of $21,096. There also was an increase in interest expense for new loans of approximately $12,000.

PART 1 — FINANCIAL INFORMATION
Item 2 — Management’s Discussion and Analysis or Plan of Operation
Planet Technologies, Inc. and Subsidiary
Off Balance Sheet Arrangements
None.
LIQUIDITY AND CAPITAL RESOURCES
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Successful transition to profitable operations is dependent upon attaining a level of sales adequate to support the Company’s cost structure. The Company has suffered recurring losses resulting in an accumulated deficit of $6,782,683 as of June 30, 2007. Management intends to finance operations primarily through cash flow from operations and from debt and equity offerings. However, there can be no assurance that the Company will be able to obtain such financing or internally generate cash flows from operations, which may impact the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the potential inability of the Company to continue as a going concern.
Cash totaled $322,103 at June 30, 2007. During the period, the Company’s operations provided cash totaling $168,788. The positive cash flow was primarily generated by the significant decrease in inventory levels as well as reduction of receivables combined with a lower net loss. The Company will continue to focus on these areas for the balance of the year in an effort to further improve its operational cash flows. In addition, the Company has started initiatives related to catalog sales and shipments in an effort to further improve its operating cash flows.
Inventory levels decreased $193,392 to $293,417 at June 30, 2007 from $486,809 at December 31, 2006, reflecting the Company’s continued focus on reducing finished goods to improve inventory turns and the elimination of raw materials used in domestic contract manufacturing.
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes (as amended) – an interpretation of Statement of Financial Accounting Standards 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a significant effect on the Company’s 2007 unaudited condensed consolidated financial statements.
Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005, and 2006, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007.
We may from time to time be assessed interest and/or penalties by major taxing jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have

PART 1 — FINANCIAL INFORMATION
Item 2 — Management’s Discussion and Analysis or Plan of Operation
Planet Technologies, Inc. and Subsidiary
received an assessment for interest and/or penalties, it has been classified in the statement of operations as other general and administrative costs.
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

PART 1 — FINANCIAL INFORMATION
Item 3 — Controls and Procedures
Planet Technologies, Inc. and Subsidiary
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures at the end of the period covered by this report, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarterly period ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Planet Technologies, Inc. and Subsidiary
Item 1 – Legal Proceedings:
     None
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds:
     None
Item 3 – Defaults upon Senior Securities:
     None
Item 4 – Submission of Matters to a Vote of Security Holders:
     None
Item 5 — Other Information
     None
Item 6 – Exhibits:
     (a) Exhibits
          Exhibit 31.1 Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
          Exhibit 32.1 Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Planet Technologies, Inc.
SIGNATURES
In accordance with the requirements of Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2007	Planet Technologies, Inc.
/s/ Edward J. Steube
Edward J. Steube
Chief Executive Officer

/s/ Francesca DiNota
Francesca DiNota
Chief Financial Officer and Chief Accounting Officer