Form 10QSB
period 2007-09-30
PLANET TECHNOLOGIES, INC
filed 2007-11-14
CIK 896861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(MARK ONE)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended September 30, 2007

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
Check whether the issuer is a shell company as defined in Regulation 12b-2 of the Exchange Act. ☐ YES ☑ NO
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 30, 2007

Common Stock, no par value	3,986,368

PART 1 — FINANCIAL INFORMATION
Item 1 — Financial Statements
PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(unaudited)	Note 1
ASSETS
Current assets:
Cash	$248,566	$162,160
Accounts receivable, less allowance for doubtful accounts of $34,189	142,022	196,095
Inventory, net	282,187	486,809
Other current assets	84,090	86,809

Total current assets	756,865	931,873

Equipment and improvements, net	20,742	27,349
Intangibles, net	993,754	1,176,904
Deferred acquisition costs	93,265	—
Goodwill	1,363,025	1,363,025

Totals	$3,227,651	$3,499,151

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	1,389,458	1,247,685
Accrued warrant liability	66,701	49,908

Total current liabilities	1,456,159	1,297,593

Note payable to shareholder, net of current portion	500,000	500,000

Total liabilities	1,956,159	1,797,593

Commitments	—	—

Shareholders’ equity:
Preferred stock, no par value, 4,250,000 shares authorized, no shares issued or outstanding	—	—
Series A convertible preferred stock, no par value, 750,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 3,986,368 shares issued and outstanding	7,693,296	7,693,296
Additional paid-in capital	678,215	421,395
Accumulated deficit	(7,100,019)	(6,413,133)

Total shareholders’ equity	1,271,492	1,701,558

Totals	$3,227,651	$3,499,151

See notes to unaudited condensed consolidated financial statements

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Sales	$1,646,849	$1,872,047	$5,453,982	$6,182,130
Cost of sales	949,127	1,142,160	3,068,794	3,672,148

Gross profit	697,722	729,887	2,385,188	2,509,982

Operating expenses:
Selling	302,716	327,523	931,593	958,244
General and administrative	764,613	830,019	2,200,187	2,605,406

Total operating expenses	1,067,329	1,157,542	3,131,780	3,563,650

Loss from operations	(369,607)	(427,655)	(746,592)	(1,053,668)

Other income	62,286	59,974	85,833	137,314
Interest expense, net	(10,015)	(7,196)	(26,127)	(11,186)
Credit (Charge) for change in derivative liability	—	(20,328)	—	768

Net loss	$(317,336)	$(395,205)	$(686,886)	$(926,772)

Net loss per share, basic and diluted	$(0.08)	$(0.10)	$(0.17)	$(0.23)

Weighted average shares used in computing net loss per share — basic and diluted	3,986,368	3,986,368	3,986,368	3,986,368

See notes to unaudited condensed consolidated financial statements

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
Nine Months Ended September 30, 2007

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at January 1, 2007	3,986,368	$7,693,296	$421,395	$(6,413,133)	$1,701,558
Stock options issued to non-employee for services at fair value of $2.23 per share			32,475		32,475
Stock-based compensation			224,345		224,345

Net loss				(686,886)	(686,886)

Balance at September 30, 2007	3,986,368	$7,693,296	$678,215	$(7,100,019)	$1,271,492

See notes to unaudited condensed consolidated financial statements

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months
	Ended	Nine Months Ended
	September 30,	September 30,
	2007	2006
Operating activities:
Net loss	$(686,886)	$(926,772)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	198,602	228,432
Gain on disposition of leased property	—	(2,102)
Credit for change in fair value of derivative liability	—	(768)
Change in fair value of warrant liability	16,793	(5,504)
Charge for stock- based compensation	224,345	222,981
Charge for change in fair value of options granted to consultant	32,475	15,594
Changes in operating assets and liabilities:
Accounts receivable	54,073	134,163
Inventory	204,622	1,862
Other current assets	2,719	(11,072)
Accounts payable and accrued expenses	141,773	(305,889)

Net cash provided by (used in) operating activities	188,516	(649,075)

Investing activities:
Deferred acquisition costs	(93,265)	—
Purchases of property and equipment	(8,845)	—

Cash used in investing activities	(102,110)	—

Financing activities:
Proceeds from note payable	—	500,000
Payment of vendor promissory note	—	(4,813)
Principal payment on notes payable	—	(88,082)

Net cash provided by financing activities	—	407,105

Net increase (decrease) in cash	86,406	(241,970)

Cash, beginning of period	162,160	436,844

Cash, end of period	$248,566	$194,874

Supplementary disclosure of cash flow data:
Cash paid for interest	$—	$2,829

Supplementary disclosure of non financing activities:
Termination of capital lease obligation		$13,427

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
In management’s opinion, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007, are not necessarily indicative of results that may be expected for the year ending December 31, 2007. For additional information, refer to the Company’s financial statements and notes thereto for the fiscal year ended December 31, 2006 included in the Company’s most recent Annual Report on Form 10-KSB.
2. Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Successful transition to profitable operations is dependent upon attaining a level of sales adequate to support the Company’s cost structure. The Company has suffered recurring losses resulting in an accumulated deficit of $7,100,019 as of September 30, 2007. Management intends to finance operations primarily through cash flow from operations and by raising additional capital from the sale of its stock. On November 8, 2007, pursuant to the Planet Technologies Inc., Series B Preferred Stock Purchase Agreement, the Company issued 3,316,666 shares of Series B Preferred Stock for a total consideration of $19,900,000. (See Note 6).
3. Accounting Policies
Revenue Recognition
The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”) as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”, revised and updated (“SAB No. 104”), which stipulates that revenue generally is realized or realizable and earned, once persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectability is reasonably assured. The Company recognizes revenue from product sales upon shipment of goods. In addition, a provision for potential warranty claims is provided for at the time of sale, based upon warranty terms and the Company’s prior experience.
Warranty Reserve
The Company accrues an estimate of its exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The air filters produced and sold by the Company carry a ten-year warranty. Additionally, the Company has warranties on its encasing products which vary from five years to lifetime. The warranty policies for the encasings have varied over the years and the reserve reflects coverage for sales from 1993 through the current period. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. The warranty liability is included in accrued expenses in the accompanying unaudited condensed consolidated balance sheet. As of September 30, 2007, the warranty accrual was $291,399. The majority of the warranty accrual relates to products that were sold by Allergy Control Products prior to the acquisition in August of 2005.

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Inventory
Inventory consists of the following:

	September 30,	December 31,
	2007	2006
Raw materials	$128,441	$182,846
Finished goods	203,041	361,219

Totals	331,482	544,065
Reserve for obsolescence	(49,295)	(57,256)

Totals	$282,187	$486,809

Income Taxes
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes (as amended) — an interpretation of Statement of Financial Accounting Standards 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a significant effect on the Company’s 2007 unaudited condensed consolidated financial statements.
Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005, and 2006, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2007.
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
The Company has excluded outstanding stock options from the calculation of diluted loss per share because all such securities are considered anti-dilutive. Accordingly, diluted loss per share equals basic loss per share. The total number of potential common shares excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2007 and 2006 was 693,613 and 517,630, respectively.

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. Stock-Based Compensation
The Company’s 2000 Stock Option Plan (“Plan”), as amended, provides for 2,000,000 shares of common stock for issuance. The Plan provides for the discretionary grant of options, stock appreciation rights (“SARs”), and stock bonuses to employees and directors of and consultants to the Company. Options granted under the Plan may be either “incentive stock options,” as defined in Section 422 of the IRS Code of 1986, as amended, or non-statutory stock options.
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
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment” using the modified-prospective transition method. Under this transition method, compensation cost recognized in the first quarter of 2006 includes (a) compensation cost for all stock options granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock options granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. During the nine months ended September 30, 2007 and 2006, the Company recognized stock-based compensation $224,345, or $.06 per share, and $222,981, or $.06 per share, respectively.
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

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. Stock-Based Compensation (concluded)
The table below summarizes stock option activity pursuant to the Plan for the nine months ended September 30, 2007:

		Weighted	Weighted Average
		Avg	Remaining	Aggregate
	Underlying	Exercise	Contractual Life	Intrinsic
	Shares	Price	(years)	Value
Outstanding, beginning of period	569,613	$2.86	8.51	$—
Granted	124,000	1.06	7.72	294,862
Exercised	—	—	—	—
Forfeited/expired	—	—	—	—

Outstanding, end of period	693,613	$2.53	7.76	$294,862

Exercisable, end of period	321,278	$3.19	7.86	$—

Stock based compensation cost was determined under the fair value based method and was calculated using the Black-Scholes option valuation model. The following assumptions were used for option grants during the three and nine months ended September 30, 2007:

Volatility	319-391%
Dividend yield	—
Risk free interest rate	4.83-4.92%
Vesting period	4 years
Expected life	10 years
At September 30, 2007, future compensation expense related to the unvested portion of stock options outstanding totaled $495,283, which will be amortized on a straight-line basis over the remaining vesting period through September 30, 2011. In accordance with the provisions of SFAS No. 123R, all other issuances of common stock, warrants, stock options or other equity instruments to non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Generally, the fair value of any options, warrants or similar equity investments will be estimated based on the Black-Scholes option-pricing model and adjusted at the end of each reporting period.
5. Notes payable to shareholder
On June 1 and August 7, 2006, the Company issued two uncollateralized notes payable totaling $500,000 to Windamere III, LLC (“Windamere”). The notes are interest only at 7% annually with all principal and accrued interest payable due on May 31 and August 6, 2008, respectively. From their inception through September 30, 2007, the Company recorded accrued interest of $44,032 related to these notes. Interest expense on these notes for the nine months ended September 30, 2007 and 2006 was $29,953 and $5,849, respectively. Effective, November 8, 2007, pursuant to the Planet Technologies Series B Preferred Stock Purchase Agreement and in exchange for 83,333 shares of Series B Preferred Stock and cash in the amount of the accrued and unpaid interest on the notes, the notes were deemed paid in full. The exchange was consummated at the per share value used to sell the preferred shares disclosed in Note 6.

PLANET TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. Subsequent Events
On November 8, 2007, the Company acquired 100% of the outstanding shares of Antigen Laboratories, Inc., a privately-held FDA licensed manufacturer of allergenic extracts for immunotherapy for $10,000,000 cash.
On November 8, 2007, the Company completed the sale of 3,316,667 shares of Series B preferred stock (“Preferred Stock”) for $19,900,000. The Preferred Stock is convertible into common stock at $2.25 per share for 8,444,444 shares and bears an 8% dividend. The Preferred Stock is generally not convertible until June 1, 2008.
In connection with this preferred stock financing, the Company agreed to file a Form 15 with the SEC to deregister the company’s common stock under Section 12 of the Securities Exchange Act of 1934.

PART 1 — FINANCIAL INFORMATION
Item 2 — Management’s Discussion and Analysis or Plan of Operation
Planet Technologies, Inc. and Subsidiary
Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve certain risks and uncertainties. The Company’s actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.
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
RESULTS OF OPERATIONS
Three months ended September 30, 2007 compared to three months ended September 30, 2006
The net loss for the three months ended September 30, 2007 was $317,336 compared to a net loss of $395,205 for the three months ended September 30, 2006. The Company’s sales decreased by $225,198 to $1,646,849 for the three months ended September 30, 2007 from $1,872,047 for the same period in 2006. During the period, the Company reduced its catalog distribution and focused marketing resources on a paid internet search initiative. This marketing test did not yield the anticipated results and management has decided to postpone further efforts in this area until a new website is created in early 2008. In addition, the reduction in sales was due to the elimination of the dedicated outbound call center in 2006 which generated sales of approximately $190,000, but which management determined was not generating profits for the Company.
Gross profit decreased to $697,722 for the three months ended September 30, 2007 from $729,887 for the same period in 2006, reflecting the decrease in revenues. Overall gross profit, as a percentage of sales, increased period over period to 42.3% for the three months ended September 30, 2007 from 39.0% for the same period in

PART 1 — FINANCIAL INFORMATION
Item 2 — Management’s Discussion and Analysis or Plan of Operation
Planet Technologies, Inc. and Subsidiary
2006. In 2006, the Company re-evaluated its source for domestically manufactured encasings and determined that they could achieve better margins by purchasing the encasings as finished goods from another source. This change has resulted in an increase in gross margins for the third quarter of 2007. In addition, inventory levels have decreased due to the reduction of carrying raw materials for use by contract sewers.
Operating expenses decreased period over period totaling $1,067,329 for the three months ended September 30, 2007 and $1,157,542 for the same period in 2006. This $90,213 decrease is primarily due to staff reductions which resulted in lower compensation expense for the period of approximately $70,000. In addition there was a decrease in legal and accounting fees in the current year of approximately $125,000.
Other expenses/income increased $19,821 to income of $52,271 for the three months ended September 30, 2007 from income of $32,450 for the same period in 2006. Of this increase, $20,328 was due to the elimination of the credit for the change in the derivative liability in 2006.
Nine months ended September 30, 2007 compared to nine months ended September 30, 2006
The net loss for the nine months ended September 30, 2007 was $686,886 compared to a net loss of $926,772 for the nine month period ended September 30, 2006. The Company’s sales decreased by $728,148 to $5,453,982 for the nine months ended September 30, 2007 from $6,182,130 for the same period in 2006. During the period, the Company reduced its catalog distribution and focused some marketing resources on a paid internet search initiative. This marketing test did not yield the anticipated results and management has decided to postpone further efforts in this area until a new website is created in early 2008. In addition, the decrease in sales was caused by the elimination of the dedicated outbound call center in 2006, which management had determined was not generating profits for the Company.
Gross profit decreased to $2,385,188 for the nine months ended September 30, 2007 from $2,509,982 for the same period in 2006, reflecting the decrease in revenues. Overall gross profit, as a percentage of sales, increased period over period to 43.7% for the nine months ended September 30, 2007 from 40.6% for the same period in 2006. In 2006, the Company reevaluated its source for domestically manufactured encasings and determined that they could achieve better margins by purchasing the encasings as finished goods from another source. This change has resulted in an increase in gross margins for the first quarter of 2007. In addition, inventory levels have decreased due to the reduction of carrying raw materials for use by contract sewers.
Operating expenses decreased period over period totaling $3,131,780 for the nine months ended September 30, 2007 and $3,563,650 for the same period in 2006. This $431,870 decrease is primarily due to staff reductions which resulted in lower compensation expense for the period of approximately $210,000. In addition there was a decrease in legal and accounting fees in the current period of approximately $125,000.
Other expenses/income decreased $67,191 to income of $59,706 for the nine months ended September 30, 2007 from income of $126,896 for the same period in 2006. Of this decrease, approximately $53,000 was due to the reduction of advertising revenue in the current year. In addition, there was the elimination of the credit for change in the derivative liability of $21,096. There also was an increase in interest expense related to loans of approximately $26,000.

PART 1 — FINANCIAL INFORMATION
Item 2 — Management’s Discussion and Analysis or Plan of Operation
Planet Technologies, Inc. and Subsidiary
LIQUIDITY AND CAPITAL RESOURCES
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Successful transition to profitable operations is dependent upon attaining a level of sales adequate to support the Company’s cost structure. The Company has suffered recurring losses resulting in an accumulated deficit of $7,100,019 as of September 30, 2007. Management intends to finance operations primarily through cash flow from operations and from debt and equity offerings. On November 8, 2007, the Company sold approximately $19,900,000 of its preferred stock to raise funds for the purchase of Antigen Laboratories, Inc., working capital and other projects. As part of the preferred stock financing, the Company agreed to file a Form 15 with the SEC to deregister the Company’s common stock under Section 12 of the Security Exchange Act of 1934. The infrequency of trading and wide fluctuations in prices have led management to believe the Company would be better situated for future opportunities as a private, non-reporting company.
Cash and cash equivalents totaled $248,566 at September 30, 2007. During the period, the Company’s operations provided cash totaling $188,516. The positive cash flow was primarily generated by the significant decrease in inventory levels as well as an increase of payables combined with a lower net loss. This was offset by deferred acquisition costs for a pending acquisition. The Company will continue to focus on these areas for the balance of the year in an effort to further improve its operational cash flows. In addition, the Company has started initiatives related to catalog sales and shipments in an effort to further improve its operating cash flows.
Inventory levels decreased $204,622 to $282,187 at September 30, 2007 from $486,809 at December 31, 2006, reflecting the Company’s continued focus on reducing finished goods to improve inventory turns and the elimination of raw materials used in domestic contract manufacturing.
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
Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005, and 2006, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2007.
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
Item 3 A(T) — Controls and Procedures
Planet Technologies, Inc. and Subsidiary
Evaluation of Disclosure Controls and Procedures -
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures at the end of the period covered by this report, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarterly period ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Planet Technologies, Inc. and Subsidiary
Item 1 – Legal Proceedings:
     None
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds:
     See Item 3.02 on Form 8-K previously filed on November 13, 2007.
Item 3 – Defaults upon Senior Securities:
     None
Item 4 – Submission of Matters to a Vote of Security Holders:
     On October 24, 2007, at the Company’s annual shareholders’ meeting, the following items were voted on and approved (Total common stock outstanding as of the Record Date: 3,986,368 total shares voted: 3,062,304, or 76.82% of the common stock authorized to vote):
     (1) The election of the following persons to serve on the Board of Directors of the Company until their successors are elected and qualified:

			Percent of	Result of
	For	Withheld	Outstanding Voted	Shares Voted
a. Scott L. Glenn	2,458,319	2	76.82%	80.28%
b. Eric B. Freedus	2,459,369	2	76.82%	80.31%
c. H.M. Busby	2,459,119	2	76.82%	80.30%
d. Michael Trinkle	2,459,319	2	76.82%	80.31%
e. Ellen Preston	2,459,369	2	76.82%	80.31%
f. Michael Walsh	2,459,369	2	76.82%	80.31%
g. Edward Steube	2,443,541	2	76.82%	79.79%
     Mr. Freedus, Mr. Busby, Mr. Trinkle, Ms. Preston, and Mr. Walsh resigned as directors effective November 8, 2007. See Item 5.02 on Form 8-K previously filed on November 13, 2007.
     (2) Approval of the reincorporation of the Company from California to Delaware and changing the name to Planet Biopharmaceuticals, Inc.:

			Percent of	Percent of
			Outstanding	Voting in
For	Against	Abstain	Voted	Favor
2,376,676	600,201	15,782	75.07%	79.42%
     The Company has elected not to immediately proceed with the reincorporation into Delaware and name change.
     (3) Ratification of the selection of J.H. Cohn as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.

			Percent of
			Outstanding	Percent of Voting
For	Against	Abstain	Voted	in Favor
3,060,730	350	1,224	76.82%	99.5%

PART II — OTHER INFORMATION
Planet Technologies, Inc. and Subsidiary
Item 5 — Other Information
     None
Item 6 – Exhibits:
     (a) Exhibits
Exhibit 10.30 Consulting Agreement between Ellen Preston and the Company.
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

Date: November 14, 2007	Planet Technologies, Inc.
/s/ Edward J. Steube
Edward J. Steube
Chief Executive Officer

/s/ Francesca DiNota
Francesca DiNota
Chief Financial Officer and Chief Accounting Officer